Form 10-K
period 2018-12-31
AVEDRO INC
filed 2019-03-21
CIK 1343304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-38809

AVEDRO, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	13-4223265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Jones Road Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 768-3400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.00001 par value per share	The Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the Nasdaq Global Market on February 14, 2019.

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, outstanding as of March 18, 2019 was 17,064,773.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

These forward-looking statements include statements about:

•	our ability to support the establishment of consistent and favorable payment policies for our treatment of corneal ectatic disorders in the United States;

•	our ability to commercialize our products successfully;

•	our ability to obtain the required regulatory approvals and clearances to market and sell our products in the United States, the European Union and certain other countries;

•	the outcome or success of our clinical trials;

•	the rate and degree of market acceptance of our products;

•	our ability to significantly grow our commercial sales and marketing organization and manage our anticipated growth;

•	the effects of increased competition as well as innovations by new and existing competitors in our market;

•	our ability to obtain additional funding for our operations;

•	our ability to pay our debts as they come due and comply with our ongoing financial covenants under our credit agreement;

•

our ability to maintain, protect and enhance our intellectual property rights and proprietary technologies and operate our business without infringing the intellectual property rights and proprietary technology of third parties;

•	the future trading prices of our common stock and the impact of securities analysts; reports on these prices; and

•	other risks detailed below in Item 1A. “Risk Factors.”

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, events, circumstances or achievements reflected in the forward-looking statements will ever be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to “Avedro,” the “company,” “we,” “us,” “our” and similar references refer to Avedro, Inc.

PART I

Item 1. Business.

Overview

We are a leading commercial-stage ophthalmic medical technology company focused on treating corneal ectatic disorders and improving vision to reduce dependency on eyeglasses or contact lenses. Our proprietary Avedro Corneal Remodeling Platform is designed to strengthen, stabilize and reshape the cornea utilizing corneal cross-linking in minimally invasive and non-invasive outpatient procedures to treat corneal ectatic disorders and correct refractive conditions, which are caused by changes in the shape of the eye that prevent light from focusing on the retina, causing blurred vision. Our proprietary Avedro Corneal Remodeling Platform is comprised of our KXL and Mosaic systems, each of which delivers ultraviolet A, or UVA, light, and a suite of proprietary single-use riboflavin drug formulations, which, when applied together to the cornea, induce a biochemical reaction called corneal collagen cross-linking, or corneal cross-linking. Our KXL system in combination with our Photrexa drug formulations, which we launched in the United States in September 2016, is the first and only minimally invasive product offering approved by the U.S. Food and Drug Administration, or the FDA, indicated for the treatment of progressive keratoconus and corneal ectasia following refractive surgery. Additionally, the FDA granted us orphan drug designations and we have orphan drug exclusivity until 2023 that covers our Photrexa formulations used with our KXL system for our approved indications. We have obtained a Conformité Européene, or CE, mark for our Mosaic system, which allows it to be marketed throughout the European Union. The Mosaic System is capable of performing vision correction procedures and treating corneal ectatic disorders and we began a targeted international launch in late 2017. We plan to seek FDA approval for our Mosaic system and its associated drug formulations for the treatment of presbyopia as an initial targeted indication. We have invested significantly to establish the safety and broad clinical utility of our Avedro Corneal Remodeling Platform and to drive its commercial adoption. We are the only company to have conducted randomized, sham-controlled clinical trials to receive marketing approval of a corneal cross-linking solution. We have conducted and supported more than 15 clinical trials and more than 130 peer-reviewed publications have been published, which provides support for what we believe to be the benefits of our Avedro Corneal Remodeling Platform. To date, over 400,000 cross-linking procedures have been performed globally with our products, including more than 18,000 procedures performed in the United States alone.

Our Avedro Corneal Remodeling Platform technology uses corneal cross-linking to strengthen the cornea and modify its shape, a process we refer to as corneal remodeling. Because the cornea functions as the eye’s outermost lens, responsible for 65% to 75% of the eye’s total focusing power, we believe corneal remodeling represents a powerful approach to treating corneal ectatic disorders and correcting vision. We believe corneal remodeling is a particularly effective treatment for progressive keratoconus, a disease in which the cornea progressively thins and weakens, as corneal remodeling strengthens and stabilizes the cornea to slow or arrest the progression of the disease. Corneal remodeling can also potentially be used to correct vision for otherwise healthy individuals by reshaping the cornea through a non-invasive procedure without the need for corneal surgical procedures.

The broad utility of our platform in treating corneal ectatic disorders and correcting vision has the potential to enable us to target a population that we estimate to be approximately 64 million people in the United States, which represents an estimated total addressable market opportunity of $26 billion. Our initial commercial focus within the United States is the keratoconus market, which, according to a recent Market Scope study from 2018, we believe represents a total addressable market of approximately 600,000 people and an opportunity of approximately $3 billion. Keratoconus typically manifests at an early age and is the leading cause of full thickness corneal transplants in the United States, a procedure that costs an average of $20,000 per transplant and may require one or more repeat procedures in the same eye later in life. Unlike corneal cross-linking, non-surgical solutions, such as eyeglasses or contact lenses, do not treat the underlying cause of keratoconus or slow disease progression, but temporarily attempt to address its symptoms, such as poor vision.

We estimate the vision correction market for our products in the United States to be approximately 63 million people, or an estimated total addressable market opportunity of $23 billion. Our initial clinical focus in vision correction is the treatment of patients with presbyopia, which we estimate affects more than 50 million people in the United States, representing an estimated total addressable market opportunity of approximately $15 billion. Vision correction procedures traditionally include refractive surgery or implants, the most common of which is laser in-situ keratomileusis, or LASIK. While LASIK is the most common vision correction procedure, we believe that it has not achieved greater market penetration due to patients’ fears of an ablative laser procedure and the associated side effects. Although we currently do not have any FDA-approved products to treat presbyopia, we believe that our Mosaic system, which is currently available in non-U.S. jurisdictions, addresses the critical challenges of currently available vision correction procedures, as corneal remodeling does not involve cutting or ablating the cornea. In addition to presbyopia, we are exploring the use of our Mosaic system as a treatment option for other large markets in the United States, including correcting refractive error for low myopia, which we estimate affects 13.5 million people, representing a total addressable market opportunity of approximately $8 billion, and post-cataract procedures, which we estimate affects 600,000 eyes annually, representing a total annual addressable market opportunity of approximately $180 million.

Our KXL system and its associated Photrexa formulations were approved by the FDA for the treatment of progressive keratoconus and corneal ectasia following refractive surgery on the basis of three pivotal randomized and sham-controlled Phase 3 U.S. clinical trials involving 205 patients with progressive keratoconus and 179 patients with corneal ectasia following refractive surgery. The results showed a clinically significant difference in corneal steepening, which is a defining indicator of disease progression in keratoconic patients, in the treatment group in comparison to the control group. We are currently conducting a pivotal Phase 3 clinical trial pursuant to a Special Protocol Assessment, or SPA, for a new indication for our latest-generation KXL system, its associated investigational drug formulations and our Boost Goggles in a shorter and non-invasive procedure for the treatment of progressive keratoconus that leaves the corneal epithelium in place, which we refer to as Epi-On. If approved, we believe this combination will be the first corneal cross-linking product offering approved in the United States for an Epi-On procedure and may result in the grant of a three-year period of market exclusivity. Our CE mark for the KXL system, which we received in 2011, covers a broader indication and technical range of use than currently approved in the United States. For example, our KXL system can currently be used outside the United States to perform other corneal cross-linking procedures such as Lasik Xtra, a procedure performed in conjunction with refractive procedures such as LASIK to strengthen the cornea and stabilize procedure results.

Our Mosaic system, which we believe offers the world’s most advanced and versatile cross-linking technology, is available outside of the United States for performing vision correction procedures in addition to treating keratoconus. Unlike the KXL system, which delivers UVA light across a large portion of the cornea in a fixed pattern, our Mosaic system uses a digital UVA beam-forming technology in conjunction with real-time eye tracking to deliver metered UVA light to the cornea in a controllable pattern and to induce cross-linking in a targeted zone. This zonal corneal cross-linking induces a change in the shape of the cornea and enables refractive correction using a procedure we refer to as photorefractive intrastromal cross-linking, or PiXL. The Mosaic system and its associated drug formulations are currently being used in combination to treat and improve vision for keratoconic patients at a limited number of sites outside of the United States. We are generating additional clinical data to potentially expand applications of the Mosaic system and to increase physician and patient awareness and adoption. We plan to initiate a Phase 2a clinical trial in the first half of 2019 to evaluate the use of PiXL as a solution for vision improvement for patients with presbyopia. Contingent upon clinical development of corneal remodeling as a treatment for presbyopia, we also plan to leverage our platform to broaden our development programs into additional vision correction uses, such as the treatment of refractive error for low myopia and post-cataract procedures.

We sell our products primarily to ophthalmologists, hospitals and ambulatory surgery centers, or ASCs. The physicians primarily involved in corneal cross-linking are ophthalmologists who are either corneal specialists or trained in refractive procedures. According to Market Scope estimates, there are approximately 1,100 corneal refractive centers in the United States. Of these centers, we estimate there are approximately 800 centers in which a majority of cataract and refractive surgeons, as well as corneal specialists who treat keratoconus, are located. As of December 31, 2018, our KXL systems are placed in 312 centers. In the United States, we sell our products through a direct sales team that, as of December 31, 2018, consisted of ten sales professionals. If we are able to obtain FDA approval for our Mosaic system and its associated drug formulations for the treatment of presbyopia, we expect to leverage our existing sales force to cross-sell our KXL and Mosaic systems and their respective drug formulations, as they share the same target customers. In addition to the approximately 800 centers we are targeting for keratoconus, we expect to sell the Mosaic system, if approved, to the remaining 300 corneal refractive centers that focus exclusively on refractive procedures. Outside the United States, we sell our products through a broad network of distribution partners located in markets where we see the greatest potential for corneal cross-linking procedures.

We have successfully established broad private payor coverage and are continuing to work on pursuing favorable payment policies for use of our KXL system to treat keratoconus, with 63 private payors covering a total of up to 170 million covered lives in the United States, which we estimate includes approximately 95% of our estimated total U.S. addressable market for keratoconus. Corneal cross-linking for the treatment of keratoconus was granted a Category III Current Procedural Terminology, or CPT, code, and in November 2018, we received a product-specific J code for our Photrexa formulations. The J code became effective on January 1, 2019. We expect these changes will help stabilize payment policies. Outside the United States, reimbursement practices for keratoconus therapies depend on where the patient lives, but generally, there is some form of reimbursement in place to cover the procedure. In contrast, vision correction procedures are generally not covered by insurance and are paid for out-of-pocket by the patient. If we receive FDA approval for the Mosaic system and its associated drug formulations to perform vision correction procedures for the treatment of presbyopia, we would expect providers to establish a price per procedure that is self-paid and competitive with current self-paid vision correction procedures, such as LASIK.

Since our U.S. commercial launch of the KXL system and its associated Photrexa formulations in September 2016, we have sold over 300 KXL systems in the United States, and since our KXL system was CE marked in 2011, we have sold over 700 KXL systems outside the United States. Since limited our launch outside the United States, we have sold 22 Mosaic systems outside of the United States. We generated revenue of $27.7 million, with a gross margin of 60.7% and a net loss of $25.1 million, for the year ended December 31, 2018, compared to revenue of $20.2 million, with a gross margin of 51.1% and a net loss of $21.3 million, for the year ended December 31, 2017.

The Avedro Corneal Remodeling Platform consists of the following UVA light delivery devices and associated drug formulations:

Our Success Factors

We attribute our success to the following and believe these factors will drive our future growth:

•

Multiple large addressable and underserved market opportunities. We believe the broad utility of our platform has the potential to enable us to target a total addressable market of 64 million people in the United States who are looking for a non-invasive solution, which represents an estimated total addressable market opportunity of $26 billion. Based on estimates from a 2018 Market Scope study, we are initially targeting a market of approximately 600,000 individuals in the United States with progressive keratoconus, and we intend to expand into refractive conditions if our Mosaic system and its associated drug formulations are approved. In the United States, there are currently no other minimally invasive therapeutic treatments for the corneal ectatic disorders our products are used to treat and no non-invasive solutions for vision correction available except for eyeglasses and contact lenses.

•

Leverageable and intuitive corneal remodeling platform. Our platform is easy to use and requires a minimal learning curve as physicians are already familiar with the procedures to be performed using our devices. We believe the ease of use, reliability of our devices and broad potential uses of our Avedro Corneal Remodeling Platform are key factors in increasing ophthalmologist adoption and enabling our platform to become an integral part of ophthalmology practices.

•

Significant body of supporting clinical data. Our platform is supported by a significant body of clinical data, consisting of more than 15 clinical trials and more than 130 peer-reviewed publications, evaluating its safety, efficacy and durability for the treatment of progressive keratoconus and improvement in vision. We believe this body of data provides us with a significant competitive advantage and will continue to support increased adoption of our platform.

•

U.S. market exclusivity and first-mover advantage. Our KXL system in combination with our Photrexa formulations is the first and only corneal cross-linking product offering approved by the FDA for the treatment of progressive keratoconus and corneal ectasia following refractive surgery. Our orphan drug designations provide us with market exclusivity that covers our Photrexa formulations used with our KXL system until 2023. We are currently conducting a pivotal Phase 3 clinical trial to evaluate our Epi-On procedure for the treatment of progressive keratoconus. If approved, we believe our latest-generation KXL system, its associated drug formulations and our Boost Goggles will be the first corneal cross-linking product offering approved in the United States for an Epi-On procedure, and may result in the grant of a three-year period of market exclusivity.

•

Broad private payor coverage for keratoconus. In the past two years, we have rapidly established broad private payor coverage in the United States, with 63 private payors covering a total of up to 170 million covered lives, which we estimate includes approximately 95% of our estimated total U.S. addressable market for keratoconus.

•

Established leadership position outside the United States for corneal ectatic disorders, facilitating rapid U.S. commercial adoption. We believe that the broad adoption and established market leadership position of our platform outside the United States for corneal ectatic disorders will help facilitate its commercial adoption in the United States. Since the U.S. commercial launch of our KXL system in September 2016, we sold over 300 KXL systems and more than 18,000 procedures have been performed. We expect to continue to expand our sales force to drive patient and physician adoption.

•

Robust research and development capabilities and comprehensive intellectual property portfolio. We have established strong research and development capabilities in drug discovery, biomedical optics, machine vision and computational modeling, which we believe will allow us to continue to innovate and maintain our competitive position. We have a comprehensive intellectual property portfolio, including 42 issued patents and 49 pending patent applications, a number of which are in-licensed patents.

•

Proven leadership with sector expertise. We have assembled a highly-specialized management team with an average of 25 years of experience across the fields of ophthalmology, drug products and medical devices. Our board of directors is comprised of industry-leading executives who have deep medical device public company experience and established track records in growing commercial-stage companies.

Our Growth Strategy

Our goal is to maintain and further extend our position as a global leader in corneal remodeling and to drive global adoption of our products. We believe the following strategies will play a critical role in achieving this goal in our future growth:

•

Drive customer adoption by pursuing consistent and favorable payment policies. We plan to continue our active discussions with private payors to establish positive national and regional coverage policies and facilitate claims processing. As we continue to establish favorable coverage and payment policies, we believe we can substantially expand patient access by reducing these hurdles to adoption.

•

Deepen existing and cultivate new ophthalmologist customer relationships. We plan to significantly grow our commercial sales and marketing organization as we achieve additional success in establishing consistent and favorable private payor coverage and payment policies for our treatment of corneal ectatic disorders in the United States. If we obtain FDA approval for additional indications, we plan to leverage our call points in order to cross-sell these additional uses of our products. We believe investing in a scalable, efficient direct sales force will help us broaden adoption of our products and drive revenue growth.

•

Increasing awareness among the broader eye care community, namely optometrists, in the United States. In addition to making ophthalmologists aware of the benefits of corneal cross-linking and our products through participating in eye care industry conferences, we are focusing our outreach on increasing awareness to referring optometrists of corneal cross-linking as a therapeutic treatment for corneal ectatic disorders. We also plan to continue building patient awareness through our direct-to-consumer marketing initiatives, which include paid search, radio, social media and online videos.

•

Secure additional FDA approvals and expand indications of our platform. We believe our market-leading platform can improve upon current applications and, contingent upon receiving FDA approval, be leveraged broadly across novel applications. We intend to continue to invest in research and development and clinical trials to improve patient experience and maximize the value of our platform to unlock additional addressable markets.

•

Expand global reach of our platform. Outside the United States, we plan to expand upon our substantial relationships and to invest in growing our sales and marketing organization in markets we deem attractive. We believe there is a significant market opportunity for corneal cross-linking in the European Union, the Middle East, China, South Korea, Japan and other countries, and we have sold our products into more than 80 countries.

Overview of the Cornea

The cornea functions as the eye’s outermost layer. It is the clear, dome-shaped surface that covers the front of the eye and functions as a lens that converges and focuses the image into the eye. In fact, the cornea is responsible for 65% to 75% of the eye’s total focusing power.

There are three main layers of the cornea important to cross-linking, including, from front to back, the epithelium, stroma and endothelium. The epithelium is the most superficial layer of the cornea and stops outside matter from entering the eye and absorbs oxygen and nutrients from tears. The stroma, which is the middle and thickest layer of the cornea, is primarily composed of water and collagen. The collagen proteins give the cornea its strength, elasticity and solid form. The endothelium, which is the thin, innermost layer of the cornea, plays a critical role in maintaining corneal hydration by pumping water out of the stroma, enabling transparency. As the cornea provides an important focusing mechanism for the eye, both shape and strength are essential to the cornea.

Our Avedro Corneal Remodeling Platform

Our Avedro Corneal Remodeling Platform is designed to strengthen, stabilize and reshape the cornea utilizing corneal cross-linking in minimally invasive and non-invasive outpatient procedures to treat corneal ectatic disorders, and in certain jurisdictions outside of the United States, correct refractive conditions. Normal corneal stroma has collagen fibrils with bridges, or cross-links, present between them. Ectatic corneas have a distorted arrangement of these collagen fibrils with reduced thickness and strength, which results in vision impairment as the corneal loses structural shape and begins to bulge. Corneal cross-linking is a bioengineering technique that adds special bonds between the collagen fibers in the eye to increase the mechanical stability of the cornea.

The corneal cross-linking reaction typically requires three key components: (1) a biological form of riboflavin, a derivative of Vitamin B2, which is typically administered through eye drops and acts as a photosensitizer, (2) a UVA light source, which serves as a photoactivator and (3) oxygen, which is an essential component of cross-linking and is rapidly depleted upon UVA activation. When riboflavin is applied to the cornea and activated by UVA light, a biomechanical reaction produces reactive oxygen radicals that cause induction of collagen cross-links by forming new covalent bonds. This increases corneal rigidity and stiffens the anterior corneal stroma. As a result, cross-linking addresses the thinning and distortion of the cornea and the cornea is remodeled by becoming stronger. We developed our Avedro Corneal Remodeling Platform to improve the corneal cross-linking procedure. The figure below illustrates the steps of our corneal cross-linking procedure.

General Steps to Our Corneal Cross-Linking Procedures

The Avedro Corneal Remodeling Platform currently consists of two separate devices and associated drug formulations. Our KXL system delivers UVA light across a large portion of the cornea, inducing corneal cross-linking in combination with our Photrexa formulations to stabilize the cornea and slow or stop progression of a disease. Our Mosaic system, which has not been approved in the United States, uses a digital UVA beam-forming technology in conjunction with real-time eye tracking to deliver metered UVA light to the cornea in a controllable pattern and to induce cross-linking in combination with its associated riboflavin formulations in a targeted zone to stabilize and reshape the cornea to improve vision. We also intend to enhance our Avedro Corneal Remodeling Platform with the introduction of our Boost Goggles, an additional investigational device component designed to allow for supplemental oxygen delivery to enhance the cross-linking reaction. We believe this component is essential for enabling us to non-invasively treat corneal ectatic disorders and refractive conditions by leaving the epithelium intact.

Benefits of the Avedro Corneal Remodeling Platform

We believe our industry-leading Avedro Corneal Remodeling Platform has a number of highly attractive benefits:

•

Corneal cross-linking using the KXL system and its associated Photrexa formulations offers safe, minimally invasive outpatient procedures, including the only FDA-approved alternative to surgical intervention for the treatment of keratoconus. The minimally invasive procedure indicated for use with our products is outpatient and has been well-tolerated for the treatment of progressive keratoconus. In addition, we are in the process of running a pivotal Phase 3 clinical trial for our Epi-On procedure using our latest generation KXL system, its associated drug formulations and our Boost Goggles, which, if approved by the FDA, will enable physicians to perform a shorter and non-invasive procedure for the treatment of progressive keratoconus that leaves the corneal epithelium in place. We believe this combination represents the latest-generation of our cross-linking procedure by further simplifying the procedure, improving patient comfort and leading to faster recovery times.

•

High corneal cross-linking procedure success rate with demonstrated long-lasting effects. Corneal cross-linking has been used for more than a decade outside of the United States to treat corneal ectatic disorders. An independent retrospective study published in 2015, which observed non-U.S. patients who had received treatment for keratoconus substantially similar to ours, showed a treatment success rate of over 90% with average follow-up of approximately 11 years. We believe this success rate has the potential to extend further and could extend to refractive conditions due to the same mechanism of action.

•

Enhances quality of vision. Corneal remodeling is not only designed to address the root causes of corneal ectatic disorders, but it can also reshape the cornea for purposes of increasing visual acuity. As part of our pivotal Phase 3 clinical trials for the treatment of progressive keratoconus, we observed an improvement of more than one line of best corrected visual acuity, or BCVA, one year after surgery. We plan to further investigate the impact of corneal cross-linking on visual acuity by performing clinical trials using our Mosaic system.

•

Easy-to-use with a minimal learning curve. Our KXL and Mosaic systems have easy-to-use interfaces that guide physicians through the treatment and have built-in self-calibration. Ophthalmologists are familiar with the techniques used in our corneal cross-linking procedure, such as epithelium removal, application of eye drops and the use of eye-tracking devices. Because of the minimal training time involved in learning how to perform our procedures on our KXL and Mosaic systems, we believe our devices are suitable for use by most ophthalmologists. Further, we believe this increases the appeal and utilization of our products as effective treatment options.

•

Regulatory approvals and marketing authorizations supported by strong clinical data. We believe having an FDA-approved product helps to demonstrate the strength of our corneal cross-linking clinical data and is important for physicians in the United States and abroad due to the rigor of attaining approval. Furthermore, because the FDA regulates production of pharmaceuticals and medical devices requiring good manufacturing practices, physicians know there are tight quality controls around the production of our products. In the European Union, both our KXL and Mosaic systems are currently CE marked. We believe our commitment to securing regulatory approvals for our products for various cross-linking procedures will continue to be important to physicians as they assess options for treating patients with corneal ectatic disorders and vision correction.

Overview of Corneal Ectatic Disorders and Current Treatments

Corneal ectatic disorders are comprised of a class of diseases characterized by an ectatic, or a misshaped, cornea. Corneal ectasia is typically caused by a weakening of the cornea, which can be due to a number of factors, including genetic causes, adverse side effects from ophthalmic refractive procedures, such as LASIK, or excessive eye rubbing. We are currently targeting two primary corneal ectatic disorders with our corneal cross-linking technology: keratoconus and corneal ectasia following refractive surgery.

Keratoconus

Keratoconus is mostly a hereditary, degenerative ectatic disease in which the typically round, dome-shaped cornea progressively thins and weakens, causing a cone-like corneal bulge due to normal internal pressure of the eye. Patients with moderate keratoconus are often challenged by routine tasks such as driving, reading and recognizing faces from a distance, and the visual disturbances can be aggravated in bright conditions due to glare. In advanced stages of the disease, corneal scarring may cause incapacitating vision loss that can only be addressed by replacing the patient’s diseased cornea with a donor cornea through a surgical transplant procedure known as penetrating keratoplasty. Rubbing the eyes and certain geographical factors, such as air quality related to dust, sand and dirt, are also thought to be contributing factors to keratoconus.

Other than our KXL system and our associated Photrexa formulations, there are no non-surgical treatments or FDA-approved products that slow or arrest progression of corneal ectatic disorders, such as keratoconus. Instead, currently available options for disease management include eyeglasses, rigid contact lenses or surgically implanted intracorneal ring segments, or ICRS, which only address symptoms of the disease, such as vision loss. While these options may be effective at managing the immediate vision impairment associated with early-stage corneal ectatic disorders, they do not treat the disease or slow or arrest disease progression. Over time, the severity of keratoconus and resulting vision loss can often lead to the need for a corneal transplant to restore visual function. According to an article published in the Survey of Ophthalmology journal in 1998, as many as 20% of patients with progressive keratoconus will ultimately require a corneal transplant, though it is not possible to predict which patients will progress to needing a transplant. A corneal transplant in the United States can cost an average of $20,000 per transplant. The procedure requires a long recovery period and presents risks of graft failure due to infection or rejection of the donated tissue. Corneal transplant patients are often required to use steroids and other medications for an extended period to prevent graft failure. Furthermore, a 2009 publication in Ophthalmology, found that 72% of grafts fail within 20 years and 98% failed at 30 years. As a result, younger cornea transplant patients will likely require more than one procedure during their lifetime. This is particularly relevant for keratoconic patients, as they often experience onset of disease in their teenage years and will likely require more than one procedure during their lifetime.

Prior to the 1990s, physicians were limited in their ability to effectively diagnose patients with keratoconus, as they had to utilize subjective visual exams. The lack of adequate corneal imaging topography techniques, an imaging technology that is useful for mapping and examining characteristics of the cornea such as shape, curvature, power and thickness, resulted in an under-reporting of the disease. In an article published by the American Journal of Ophthalmology in 1986, prior to the introduction of corneal topography, the potential keratoconic eyes available to be treated in the United States were estimated at 176,000 patients, or one in 2,000 people. More recently, however, advancements in corneal topography have enabled physicians to diagnose corneal irregularities more accurately, more objectively and earlier in the disease’s progression. As a result, a recent nationwide registration study of keratoconus in the Netherlands published in the American Journal of Ophthalmology in 2017 estimated that the prevalence was significantly higher than previously thought, at approximately one in 375 people. According to a 2018 study by Market Scope, there are approximately 600,000 people with progressive keratoconus in the United States and 17,000 new cases annually. We believe this represents a total addressable market opportunity of $3 billion for our KXL system.

We believe the U.S. market for the treatment of keratoconus using corneal cross-linking is less than 5% penetrated, primarily because there had been no FDA-approved therapeutic alternative for treating the disease until the FDA approved our KXL system and its associated Photrexa formulations in April 2016. A significant opportunity exists to increase the number of procedures performed in the United States using our KXL system and Photrexa formulations. We believe this is possible due to our commercial experience outside the United States, where corneal cross-linking has been established as the standard of care for the treatment of keratoconus for well over a decade.

Corneal Ectasia Following Refractive Surgery and Lasik Xtra

Corneal ectasia following refractive surgery is a serious complication that involves the cornea becoming weakened following a refractive procedure, such as LASIK, with symptoms similar to naturally occurring keratoconus. According to a publication in the Journal of Cataract & Refractive Surgery in 2012, the structural integrity of the cornea can be weakened by up to 33% during LASIK, as a result of the creation of the LASIK flap and thinning of the cornea, which can lead to corneal ectasia. Our KXL system is marketed to treat corneal ectasia following refractive surgery. The incidence of corneal ectasia following refractive surgery in the United States is relatively low, as U.S. ophthalmologists generally do not treat high myopic patients with a refractive error of -7.0 diopter, a unit measure of the refractive power of a lens, or more.

Outside the United States, where ophthalmologists do treat high myopic patients, an increasing number of ophthalmologists proactively cross-link the cornea during refractive surgery as a way to stabilize the cornea and potentially avoid corneal ectasia. We refer to this procedure as Lasik Xtra. The largest market opportunity for the Lasik Xtra procedure performed with our KXL system is outside the United States, as more than 2.0 million LASIK procedures are performed annually outside the United States. Specifically, we believe the opportunity is greatest in China, Japan, Singapore and South Korea, where physicians utilize LASIK to treat high myopic patients. Since 2012, our devices have been used to perform over 140,000 Lasik Xtra treatments worldwide, with approximately 34,700 procedures performed in the year ended December 31, 2018.

Overview of Vision Correction and Current Treatments

We believe corneal cross-linking has the potential to be an effective means of reducing or eliminating eyeglasses or contact lens dependence in patients requiring lower-level refractive error correction, including for presbyopia, low myopia and post-cataract refractive error, in addition to several other applications. While most individuals with low refractive errors of less than -1.5 diopters would like to see their vision improved, we believe that the fear of surgery outweighs the benefits of vision improvement for such patients. As a result, we believe these patients, who represent a large and attractive market, require a non-invasive solution for vision improvement. For example, in the United States, the majority of individuals with myopia are low myopic patients in the range of -0.75 diopters to -1.25 diopters. Rather than achieving vision correction through surgical procedures, such as LASIK or implants, we believe corneal cross-linking can effectively improve vision by reshaping and strengthening the cornea. We estimate the vision correction market for our products in the United States to be approximately 63 million people, or an estimated total addressable market opportunity of $23 billion.

Presbyopia

Presbyopia is a refractive disorder that is a natural part of aging and affects everyone after the age of about 40. Presbyopia is primarily due to the hardening of the eye’s crystalline lens over time, resulting in a loss of lens elasticity or the ability of the lens to change shape in order to focus incoming light on the retina. Elasticity is slowly lost as people age, resulting in a slow decrease in the ability of the eye to focus on close objects and can impact common tasks such as reading fine print. The disorder may go unnoticed for several years after its initial onset but will worsen with age. Many patients begin noticing the effects of presbyopia after age 40, but the changes to the shape of the crystalline lens start at a younger age.

According to a study published in Ophthalmology, presbyopia affected approximately 1.8 billion people worldwide in 2015, or approximately 25% of the global population. We estimate the worldwide presbyopic population is expected to be approximately 2.1 billion people by the end of 2020. The market opportunity for presbyopia is large and growing due to the aging of the global population. The median age of the global population is projected to increase from 29 years in 2011 to 38 years by 2050. We believe a non-invasive treatment for presbyopia will be an attractive alternative for patients and physicians. We plan to develop our products for a subset of individuals with presbyopia that need low refractive correction of approximately +1.0 diopter and –1.0 diopter. We estimate that there are more than 50 million people in the United States that may be potential candidates for corneal cross-linking for the treatment of presbyopia, representing a total addressable market opportunity of approximately $15 billion.

Low Myopia

Myopia, or nearsightedness, is a vision condition in which close objects are seen clearly, but objects farther away appear blurred, and is usually caused by an elongation of the eyeball or a cornea having too much curvature, causing the image to be focused in front of the retina rather than on the retina. Myopia first occurs in school-age children and typically progresses until about age 20. The American Optometric Association estimates that myopia affects nearly 30% of the U.S. population. Some geographies, including South Korea, Taiwan, Singapore, China and Japan, have shown a higher prevalence of myopia, at upwards of 80% to 90%.

Patients with myopia of -1.5 diopters or less, which we refer to as low myopia, typically do not opt for LASIK surgery. These individuals more often wear eyeglasses or contact lenses to correct their refractive errors. We believe LASIK has struggled to achieve more meaningful adoption with low myopic patients due to fear of the invasive LASIK process and the potential for unintended side effects. These side effects may include temporary discomfort and vision disturbances, LASIK flap complications, dry eye, irregular astigmatism, epithelial ingrowth, significant under-correction, overcorrection or regression, corneal ectasia following refractive surgery and eye infection. In a 2014 report on refractive surgery, of the approximately 94 million people in the United States with low myopia, fewer than 0.4% chose to be treated with laser vision correction, or LVC. We believe there is a significant clinical unmet need for patients suffering from low myopia who are seeking an alternative to invasive surgical procedures and prefer not to wear eyeglasses or contact lenses. We are initially developing our products for patients with low myopia of under -1.5 diopters. We estimate that there are 13.5 million people in the United States with low myopia that may be potential candidates for corneal cross-linking, representing approximately an $8 billion market.

Post-IOL Cataract Patients with Refractive Errors

According to Market Scope, in 2014, 9,900 surgeons performed 4.1 million cataract surgeries in the United States. Studies report that as many as 45% of patients that have had cataract surgery have some form of refractive error following the procedure, making them potential candidates for corneal cross-linking treatment. A subset of patients chose to correct their refractive error and presbyopia at the same time as their cataract surgery by selecting premium intraocular lenses, or IOLs, or opting for a monovision route to be able to see both far and near. Accurate target refraction in these patients is critical since these patients pay additional fees to obtain this benefit. It is estimated that 15% of the cataract patients chose premium IOLs.

We believe that corneal cross-linking could represent a useful tool alongside the implantation of premium IOLs. Premium IOLs are intended to correct some form of refractive error and are typically not fully reimbursed by insurance companies, thereby requiring some form of out-of-pocket payment from the patient. This results in patients having higher expectations of visual outcomes post procedure. We believe a procedure that can refine the refractive correction following implantation of premium IOLs would represent an attractive option for patients and physicians. We estimate that there are 600,000 eyes annually in the United States that may be potential candidates for corneal cross-linking, representing an annual market of approximately $180 million.

Other Applications

We continue to explore additional opportunities where our Avedro Corneal Remodeling Platform could provide benefit to other conditions, such as hyperopia or astigmatism. Outside the United States, some physicians already use our platform to treat these and other applications pursuant to existing CE marks. We believe these to be additional opportunities for our platform, which we may explore further in the future.

Overview of Our Avedro Corneal Remodeling Platform

Conventional therapies do not slow or arrest the progression of corneal ectatic disorders, and the costs and risks associated with corneal transplant procedures represent a significant burden for patients, physicians and payors. We believe that there is a clear unmet medical need for our minimally invasive and non-invasive corneal cross-linking technology to enable cornea remodeling to slow or arrest progression of the disease. The Avedro Corneal Remodeling Platform currently consists of two separate devices and associated drug formulations. Our KXL system delivers UVA light across a large portion of the cornea, inducing corneal cross-linking in combination with our Photrexa formulations to stabilize the cornea and slow or stop progression of a disease. Our Mosaic system uses a digital UVA beam-forming technology in conjunction with real-time eye tracking to deliver metered UVA light to the cornea in a controllable pattern and to induce cross-linking in combination with its associated riboflavin formulations in a targeted zone to stabilize and reshape the cornea to improve vision.

The KXL System

The KXL system delivers UVA light in a circular pattern across a large portion of the cornea, following the application of its associated drug formulations. Key components of the KXL system include an optical head and touch panel display.

The optical head of the KXL system houses the UVA irradiation mechanism. The LED emits UVA radiation and, depending on the indication and geography, can emit different intensities for different time durations. A fixed aperture mounted in the UVA irradiation beam path is used to produce a circular area of irradiation at the treatment plane. Alignment lasers are used to aid the user in focusing the beam on the patient’s cornea. Fine alignment of the UVA beam through observation of the alignment lasers is controlled by the user through a wireless remote. The KXL system is portable, with an articulating arm to allow movement of the system for alignment of the UVA beam to the patient’s cornea.

Outside the United States, we received an EC Certificate of Conformity from our notified body for the KXL system for corneal cross-linking in 2011. The CE mark affixed to the KXL system on the basis of this Certificate relates to corneal cross-linking procedures more generally, as compared to our FDA approvals, which relate to specific corneal conditions using regimented treatment protocols. Our CE mark for our KXL system covers a broader indication and technical range of use than currently granted in the United States and procedures for which we may plan to pursue FDA approval in the future. For example, our KXL system can currently be marketed and used outside the United States to perform other corneal cross-linking procedures such as Lasik Xtra, a procedure performed in conjunction with refractive procedures such as LASIK to strengthen the cornea and stabilize procedure results.

Broad Treatment for Keratoconus

Note: The figures on the left and right represent the corneal and photo activation areas during the CuRV procedure. The eye’s normal intraocular pressure, combined with stiffening of selective cornea regions, results in a flattening of the cornea.

KXL Procedure (Epi-Off)

The KXL system in combination with our Photrexa formulations is FDA-approved for the treatment of progressive keratoconus and corneal ectasia following refractive surgery using corneal cross-linking following removal of the corneal epithelium, which we refer to as the Epi-Off procedure. Removal of the epithelium, a procedure familiar to ophthalmologists, prior to delivery of our Photrexa formulations facilitates absorption of the drug into the stroma and eliminates the diffusion barrier for ambient oxygen. The KXL system sold in the United States has fixed UVA delivery settings, which is delivered at a lower intensity and for a longer period of time than for our Epi-On procedure. The procedure can take approximately 60 to 90 minutes to perform the entire procedure, including removal of the epithelium, which typically takes less than five minutes, administration of the Photrexa Viscous eye drops for 30 minutes and then delivery of the UVA light for 30 minutes. In some patient cases where the cornea has not sufficiently thickened, Photrexa is also needed to additionally prep the cornea for the application of the UVA light.

KXL Procedure (Epi-On)

We believe our latest-generation KXL system, its associated drug formulations and Boost Goggles, if approved, will offer an effective treatment for patients with keratoconus using the Epi-On procedure, while potentially offering a shorter procedure with greater patient comfort, more rapid healing and fewer adverse events than the Epi-Off procedure. In the European Union, the KXL system is CE marked according to the requirements of the Medical Devices Directive 93/42/EEC and can be used in accordance with the CE-marked indication to perform corneal cross-linking without the removal of the epithelium. The Epi-On procedure is enabled by new technology designed to eliminate the need for removal of the epithelium and to reduce treatment duration. This technology includes new drug formulations designed for the Epi-On procedure, an enhanced KXL system that is designed to deliver pulsed UVA light at a significantly higher power than used for our Epi-Off procedure in the United States, and our Boost Goggles, which is a proprietary device designed to deliver a high concentration of oxygen to the stroma throughout the cross-linking procedure. The higher-powered UVA light delivery increases the rate of oxygen consumption during the cross-linking procedure, requiring the addition of supplemental oxygen through the Boost Goggles, which is designed to provide a larger concentration of available oxygen that is required for the increased rate of reaction. The procedure typically takes approximately 20 minutes, including application of the eye drops for ten minutes and delivery of the UVA light and supplemental oxygen for approximately ten minutes.

In June 2018, we announced that we had begun enrolling patients in a pivotal Phase 3 clinical trial to evaluate the safety and efficacy of our latest-generation KXL system, its associated drug formulations and Boost Goggles for the treatment of keratoconus using our Epi-On procedure. We are conducting this trial under an SPA with the FDA, which means that the FDA has agreed that the design and size of the Phase 3 clinical trial are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied. If our clinical trial is successful and we obtain FDA approval, we believe this combination will be the first corneal cross-linking product offering approved in the United States for an Epi-On procedure and may result in the grant of a three-year period of market exclusivity. We expect enrollment in this trial to be complete by the second half of 2019 and for the complete data set to be available in the first half of 2021.

Lasik Xtra

Outside the United States and most commonly in East Asia, physicians use our KXL system to perform Lasik Xtra, which is a procedure we developed to address corneal weakening caused by refractive surgery such as LASIK and mitigate the risks of corneal ectasia and stabilizes the refractive correction following refractive surgery.

Lasik Xtra can be performed intraoperatively during a LASIK procedure to restore the biomechanical strength of the cornea, and typically adds a total of approximately three minutes to the LASIK procedure. After completion of a LASIK procedure and before the LASIK flap is repositioned, an intrastromal drug formulation is applied directly to the stromal bed. A higher concentration formulation is used for direct application to the stromal bed, with application time reduced to approximately 90 seconds. The LASIK flap is then repositioned as usual, and high power UVA light is applied using continuous illumination for approximately 90 seconds. The reduced treatment duration is enabled by the availability of oxygen under the flap, the availability of the higher-power setting of the KXL system and the presence of the drug formulation only in the target tissue. International clinical trials conducted by third parties have demonstrated that the strengthening induced by Lasik Xtra reduces refractive regression following LASIK. Based on these data, we believe Lasik Xtra may prevent or substantially reduce corneal ectasia following refractive surgery. Lasik Xtra can also be used in conjunction with other refractive surgeries that have a similar weakening effect on the cornea, such as photorefractive keratectomy, or PK.

The Mosaic System

The Mosaic system, which we believe offers the world’s most advanced and versatile cross-linking technology, is available outside of the United States for performing vision correction procedures in addition to treating keratoconus. Unlike the KXL system, which delivers UVA light across a large portion of the cornea, our Mosaic system uses a digital UVA beam-forming technology in conjunction with real-time eye tracking to deliver metered UVA light to the cornea in a controllable pattern and to induce cross-linking in a targeted zone of the cornea. This zonal corneal cross-linking induces a change in the shape of the cornea and enables refractive correction using a procedure we refer to as PiXL. Key components of the Mosaic system include an optical head and touch panel display.

Precise registration between the UVA treatment pattern and the patient’s eye is enabled by importing a detailed map of the corneal topography and iris pattern of a patient’s eye, which is created by a third party corneal topographer, into our Mosaic system. Our software then establishes a common point of reference between the UVA illumination pattern and the topography of the patient’s eye by using unique features in the iris pattern. A clinician can view the topography of a patient’s eye and program the UVA illumination pattern based on structurally abnormal areas of the patient’s eye and the appropriate treatment plan. The UVA light then illuminates a digital micro mirror device, or DMD, and the UVA light reflected from the DMD is projected onto the patient’s eye. The Mosaic system automatically controls the configuration of the DMD’s mirrors such that the UVA light pattern is modulated in real time. A real-time eye tracking system keeps the UVA light pattern located on the desired region of the cornea throughout the procedure. These unique characteristics of the Mosaic system allow us to address these vision correction applications.

In the European Union, the Mosaic system is CE marked in accordance with the requirements of the Medical Device Directive 93/42/EEC for corneal cross-linking and can be used by ophthalmologists for a broader range of procedures than can be performed using the KXL system in the United States, including correcting lower-level refractive errors at the same time as treating keratoconus and corneal ectasia following refractive surgery. The Mosaic system is currently being used to treat and improve vision for keratoconic patients at a limited number of sites outside of the United States. We are generating additional clinical data to expand its application and drive commercial adoption. We completed a Phase 1 trial of our Mosaic system and its associated drug formulations in five patients with functionally blind eyes, evaluating the safety and tolerability of the PiXL procedure with supplemental oxygen at UVA light doses of 10 and 15 joules per cm2. In this trial, which followed the patients for up to three months post-treatment, the PiXL procedure was observed to be well-tolerated with no occurrence of any treatment- or dose-related toxicity or serious adverse events. Proof-of-concept and safety of the PiXL procedure has also been demonstrated through investigator-initiated clinical trials outside the United States, in which a total of more than 200 myopic and presbyopic eyes have been treated. We plan to initiate a Phase 2a clinical trial in the first half of 2019 to evaluate the use of PiXL as a solution for vision improvement for presbyopic patients and if the clinical trial is successful, we plan to pursue FDA approval of the Mosaic system and its associated drug formulations for this indication. We have sold 20 Mosaic systems in countries including the European Union, Australia, Canada, Hong Kong, India, Japan, the Netherlands, Portugal, Saudi Arabia, Singapore and the United Arab Emirates.

Customized Remodeled Vision Procedure (CuRV)

Custom Treatment for Keratoconus

Note: The figures on the left and right represent the corneal and photo activation areas during the CuRV procedure. The eye’s normal intraocular pressure, combined with stiffening of selective cornea regions, results in a flattening of the cornea.

Outside the United States, we are in limited commercialization of our Mosaic system for a procedure we have developed for treating keratoconus and addressing refractive conditions in a single procedure called Customized Remodeled Vision, or CuRV, procedure. The CuRV procedure is covered by the EC Certificate of Conformity we obtained for our Mosaic system. CuRV uses our Mosaic system to direct desired amounts of light to specific regions of the cornea to slow or arrest progression of the disease and change the corneal shape to improve vision. CuRV provides physicians with the ability to customize corneal cross-linking for the specific patient, which we believe can result in higher satisfaction and better clinical outcomes. Clinical trials have demonstrated that CuRV can result in greater flattening of the curvature of the cornea, improved corneal shape and faster epithelial healing, as compared to standard cross-linking. While our FDA-approved KXL system used for the Epi-Off procedure applies a circular UVA beam to uniformly strengthen the cornea, the Mosaic system applying the CuRV procedure uses a zonal UVA pattern derived from the patient’s imported corneal topography as well as real-time eye tracking technology to target and strengthen the weakest parts of the cornea. This treatment may lead to improved visual function, in addition to stabilization against keratoconus progression. The current procedure typically takes less than 30 minutes. We believe CuRV could be even faster if used in conjunction with our Boost Goggles.

PiXL Procedure

Outside the United States, we are planning to conduct clinical trials of our Mosaic system for the PiXL procedure for corneal remodeling, which is covered by the EC Certificate of Conformity obtained for our Mosaic system. The PiXL procedure, which uses our Mosaic system together with our Epi-On drug formulations and Boost Goggles, is designed to correct refractive error by strengthening a selective zone of the cornea to induce desired changes in corneal curvature. The strengthened zone has greater resistance to strain from the outwardly directed forces of the intraocular pressure, or IOP, of the eye than the untreated zone. The untreated region bends outward in response to the IOP, resulting in a relative flattening or steepening of the central zone of the cornea.

Our PiXL procedure provides a non-invasive means of changing the corneal shape by selectively strengthening corneal tissue, rather than using conventional refractive surgical techniques or implants. We expect that all of our refractive procedures will be done without removal of the epithelium. The non-invasive nature of PiXL offers an alternative to conventional refractive surgery for patients that are not optimal candidates for LASIK or photorefractive keratectomy, or PRK, due to abnormalities in corneal shape, corneal weakness, thin corneas, other risk factors for surgical complications or a reluctance to undergo surgery.

The procedure typically takes less than 30 minutes and is intended to be conducted using our Boost Goggles. Following application of our investigational Epi-On drug formulation, our Mosaic system delivers a ring-like UVA pattern, which targets steepening of the untreated central cornea to improve near vision. Based on clinical results of the Mosaic system’s application of the PiXL procedure outside the United States, we believe the PiXL procedure can offer an effective means of reducing or eliminating eyeglasses or contact lens dependence in patients requiring lower-level refractive error correction, including for presbyopia, low myopia, post-cataract refractive error and potentially other conditions, such as hyperopia and astigmatism.

Presbyopia Application

Ring Treatment for Presbyopia

Note: The figures on the left and right represents the corneal and photo activation areas during the PiXL procedure. The stiffening of selective cornea regions allows for corneal remodeling as intraocular pressure is redistributed within the eye resulting in a steepening of the cornea.

We plan on conducting a Phase 2a clinical trial outside the United States to formally evaluate the safety and efficacy of the PiXL procedure using the Mosaic system and its associated drug formulations for the treatment of presbyopia and expect enrollment to begin in the first half of 2019. We expect interim data from the Phase 2a clinical trial to inform product or procedure modifications and further clinical development. We expect to begin a Phase 2b clinical trial utilizing our Mosaic system, Boost Goggles and a drug formulation in the United States in the first half of 2020.

Low Myopia Application

Central Treatment for Myopia

Note: The figures on the left and right represents the corneal and photo activation areas during the Mosaic procedures. The stiffening of selective cornea regions allows for corneal remodeling as intraocular pressure is redistributed within the eye resulting in a flattening of the cornea.

Similar to presbyopia, outside the United States, we believe the PiXL procedure may offer an effective means of improving distance vision in patients suffering from low myopia who do not opt for LASIK due to their mild condition or fear of surgery. Following application of the Epi-On drug formulation, our Mosaic system delivers a centrally limited UVA pattern, resulting in flattening of the treated central cornea and reduction of myopic refractive error. A total of more than 200 myopic eyes have been treated to date with the PiXL procedure in investigator-initiated clinical trials with the Mosaic system in Germany, France, Sweden and India, which has informed our development of refined PiXL treatment parameters. We believe the results from these investigator-initiated trials in myopia and our own future clinical trials in presbyopia will guide our decisions regarding a potential future regulatory approval pathway for the treatment of individuals with low myopia in the United States.

Post-Cataract Refractive Error Application

Outside the United States, our PiXL procedure also has the potential to offer non-invasive refractive correction for patients with residual refractive error following implantation of IOLs. We believe that this application of the PiXL procedure could improve outcomes following cataract procedures and would have utility following implantation of IOLs. We believe that patients and surgeons would welcome non-invasive options to correct residual post-operative refractive error after IOL implantation so that their patients can avoid other corrective measures. We believe our PiXL procedure is well positioned to fill this need for a non-invasive alternative to LVC for the cataract surgeon and patient. Outside the United States, we believe that the PiXL procedure will offer an effective means of reducing refractive errors in this patient population.

Riboflavin Drug Formulations

We have a broad suite of proprietary single-use riboflavin drug formulations, which we either own or have exclusively licensed and are intended for use either with our KXL or Mosaic systems, depending on the procedure and the patient geography. Our Photrexa family of drug formulations, which are used in combination with our KXL system in the United States, are manufactured at a good manufacturing practice, or GMP, certified facility; and are the only FDA-approved riboflavin ophthalmic formulations used with our KXL system to treat progressive keratoconus and corneal ectasia following refractive surgery. Outside the United States, our family of drug formulations for use with our KXL and Mosaic systems consist of VibeX Xtra, VibeX Rapid, ParaCel Part 1 and ParaCel Part 2.

RFID Treatment Cards

Our drug formulations are sold in packages containing procedure- and drug-specific RFID treatment cards that ensure the appropriate combination of drug formulation and device parameter to support patient safety, efficacy and durability.

Boost Goggles

Oxygen is an essential component of corneal cross-linking. Its availability is rapidly depleted upon UVA activation, especially in higher-powered corneal cross-linking procedures. Furthermore, in procedures where the epithelium remains in place, the epithelium may act as a barrier to oxygen diffusion. We have developed our proprietary, single-use Boost Goggles to supply and concentrate oxygen around the procedure site. The Boost Goggles are placed onto the patient’s face and intended to facilitate the delivery of supplemental oxygen while still allowing for the unobstructed delivery of UVA light to the cornea. Our Boost Goggles are currently being developed in conjunction with our Epi-On procedure and our vision correction applications. Both the Boost Goggles and the use of supplemental oxygen in corneal cross-linking procedures are patent-protected in the United States and are investigational.

Clinical Results and Studies

We have invested significantly to establish the safety and broad clinical utility of our Avedro Corneal Remodeling Platform and to drive its commercial adoption and are the only company to have completed randomized, sham-controlled clinical trials to receive marketing approval of a corneal cross-linking solution. A significant body of published clinical evidence, which includes more than 15 clinical trials and more than 130 peer-reviewed publications, provides support for what we believe to be the benefits, safety and effectiveness of our Avedro Corneal Remodeling Platform.

Completed Pivotal Phase 3 Clinical Trials to Support Approval of our KXL System

We completed three pivotal randomized and sham-controlled Phase 3 clinical trials in the United States that evaluated the safety and efficacy of our KXL system in combination with its associated Photrexa formulations in a total of 205 patients with progressive keratoconus and 179 patients with corneal ectasia following refractive surgery. The results from these trials formed the basis of our NDA submission in 2013. The first Phase 3 clinical trial, which we refer to as the UVX-001 trial, was a single-center clinical trial that enrolled both patients with progressive keratoconus and patients with corneal ectasia following refractive surgery. The other two Phase 3 clinical trials, which we refer to as the UVX-002 and UVX-003 trials, respectively, were multi-center clinical trials, one of which only enrolled patients with progressive keratoconus and the other only enrolled patients with corneal ectasia following refractive surgery. In each trial, we designated one eye of each patient as the “trial eye.” Trial eyes were randomized to receive either corneal cross-linking or a sham treatment, and patients were followed for up to 12 months after treatment. Each treated eye received only a single course of corneal cross-linking treatment. Additionally, three months after the treatment of the trial eye, sham-treated trial eyes and non-trial eyes could receive corneal cross-linking at the physician’s and patient’s discretion.

In all three trials, the primary efficacy endpoint was a statistically significant differential of equal to or greater than 1.0 diopter in change in maximum corneal curvature from baseline between the treatment and sham groups, as measured by maximum keratometry, or Kmax. Kmax is an objective measurement of the steepest corneal curvature, where an increasing Kmax denotes disease progression. Since sham-treated trial eyes could receive corneal cross-linking treatment after month 3, we used last observation carried forward, or LOCF, methodology to impute missing data for the primary analysis of efficacy.

Efficacy Results

The single-center trial, UVX-001, enrolled 58 patients with progressive keratoconus and 49 patients with corneal ectasia following refractive surgery. The UVX-002 trial enrolled 147 patients with progressive keratoconus and the UVX-003 trial enrolled 130 patients with corneal ectasia. In each trial, cross-linked eyes showed increasing improvement in Kmax from Month 3 through Month 12. Summaries of the Kmax change from baseline for each of the trials are presented below.

Mean Change from Baseline Kmax

For simplicity of presentation, the graph below depicts the primary efficacy endpoint data for all progressive keratoconic patients pooled across the UVX-001 and UVX-002 trials, where the data from the individual trials is provided in the first two graphs above. Although the pooled data was submitted to the FDA, the FDA did not include pooled data in the approved label for the KXL system and its associated Photrexa formulations.

These results showed a clinically significant impact of treatment on corneal steepening, which is a defining indicator of disease progression in keratoconic patients, versus control.

Safety Results

We obtained safety data from 193 randomized treated trial eyes, 191 control eyes and 319 other placebo and non-trial eyes that received corneal cross-linking treatment with the KXL system.

In keratoconic patients, the most common ocular adverse events observed were corneal opacity, punctate keratitis points of localized inflammation of the superficial layer of the cornea, corneal striae, or wrinkles or folds in the cornea, corneal epithelium defect, eye pain, reduced visual acuity and blurred vision. In patients with corneal ectasia following refractive surgery, the most common ocular adverse events observed were corneal opacity, corneal epithelium defect, corneal striae, dry eye, eye pain, punctate keratitis, photophobia, reduced visual acuity and blurred vision. These events are commonly observed following removal of the corneal epithelium and in the treatment group of our trials, occurred at a higher incidence than observed in control patients.

The majority of adverse events reported were resolved during the first month, while events such as corneal epithelium defect, corneal striae, punctate keratitis, photophobia, dry eye, eye pain and decreased visual acuity took up to six months after treatment to resolve and corneal opacity took up to 12 months after treatment to resolve. In 1% to 2% of keratoconic patients, at least one event of corneal epithelium defect, corneal edema, corneal opacity and corneal scar was evident at 12 months. In 6% of patients with corneal ectasia following refractive surgery, corneal opacity was present at 12 months.

Ancillary Results - Visual Acuity

Visual acuity was measured using a standard vision test similar to the eye chart routinely used in a doctor’s office. The vision test chart used was developed for the Early Treatment Diabetic Retinopathy Study, or ETDRS, where changes of less than five letters are typically viewed as within the margin of error for this test. The ETDRS chart includes 11 rows of five letters per row.

Visual acuity data were collected at each follow-up visit for patients during the three pivotal trials for the KXL system and its associated Photrexa formulations; however, change in visual acuity was not a pre-specified efficacy endpoint in any of the three pivotal trials. Visual acuity data and results were submitted to the FDA, but the FDA did not include visual acuity data or claims in the approved product labeling. Further, we make no claims about improved visual acuity associated with the use of our products. Rather, the observed findings below are only ancillary and are not key trial results. The graph below depicts the visual acuity data for UVX-002, the multi-center clinical trial for the treatment of progressive keratoconus, and is representative of the outcomes in the single-center UVX-001 trial.

Epi-On Procedure for the Treatment of Keratoconus

We are currently conducting a pivotal Phase 3 clinical trial of our latest generation KXL system and its associated drug formulations that are designed to allow for corneal cross-linking to be used in an Epi-On procedure for the treatment of patients with progressive keratoconus. We are conducting this trial under an SPA with the FDA on the trial design, endpoints and analyses. The SPA provides that the clinical trial design sufficiently addresses the key endpoints which, if met, we believe may form the basis of a supplemental NDA approval for our latest-generation KXL system, its associated investigational drug formulations and our investigational Boost Goggles for the treatment of progressive keratoconus in an Epi-On procedure. We are currently enrolling patients at ten U.S. clinical sites, with approximately 54% of enrollment completed as of December 31, 2018.

The Phase 3 clinical trial is a multicenter, randomized, sham-controlled trial in approximately 275 trial eyes with progressive keratoconus. The objectives of this trial are to evaluate the safety and efficacy of Epi-On corneal cross-linking in slowing the progression of, and reducing, maximum corneal curvature in keratoconic eyes. Trial eyes are randomized to receive either corneal cross-linking with our proprietary drug formulations or placebo.

Each treated eye receives only a single course of treatment and the trial eyes are followed for approximately 12 months. After receiving treatment, trial eyes in the treatment group are assessed at day 1, day 3, week 1 and months 1, 3, 6 and 12. Trial eyes in the placebo group follow a similar assessment schedule until month 6. After the month 6 visit, eyes in the placebo group may receive the Epi-On procedure and be followed for another six months.

The primary endpoint in the trial is a differential of equal to or greater than 1.0 diopter in change in Kmax from baseline over a six-month period between the treatment and placebo groups.

Vision Correction

We believe corneal cross-linking represents an effective means of reducing or eliminating eyeglasses or contact lens dependence in patients requiring lower-level refractive error correction, including for presbyopia, low myopia and post-cataract refractive error, in addition to several other applications. We have demonstrated proof-of-concept and safety of our zonal corneal cross-linking procedure through investigator-initiated and sponsored clinical trials outside the United States, which we believe support further clinical development of our Mosaic system and its associated drug formulations and seeking FDA approval for use in the treatment of presbyopia as a first indication.

Phase 2a Clinical Trial of our Mosaic System and Associated Drug Formulations

We plan to initiate a Phase 2a multicenter, parallel-group, randomized, open-label trial in the first half of 2019 to evaluate the use of our Mosaic system and its associated drug formulations, along with our Boost Goggles, for zonal corneal cross-linking as a vision improvement solution for presbyopic patients. The objectives of the trial are to evaluate the safety, tolerability and comparative efficacy of three candidate treatment patterns. We believe the findings will allow us to select the most effective zonal UVA treatment pattern to employ in subsequent clinical trials.

The trial will be conducted at approximately five clinical sites outside of the United States, and will enroll approximately 75 presbyopic patients between the ages of 42 and 65. After screening, subjects will be randomized to receive the treatment in one of three treatment patterns. After treatment, patients will be followed at day 1, week 1 and months 1, 3, 6 and 12.

We expect interim data to inform product modifications and further clinical trial development. We expect to begin enrollment in a Phase 2b clinical trial utilizing the Mosaic system, our investigational Boost Goggles and an investigational Epi-On drug formulation in the United States in the first half of 2020.

Independent Retrospective Study of Corneal Cross-Linking

An independent retrospective study published in 2015, which observed non-U.S. patients who had received treatment for keratoconus substantially similar to ours, observed a treatment success rate of over 90% with average follow-up of approximately 11 years. In this study, maximum corneal curvature was significantly reduced following the corneal cross-linking treatment and remained significantly lower than pre-operative values at ten years. Additionally, corrected distance visual acuity was also significantly improved at ten years relative to pre-operative values, which the authors of the study attributed to the reductions in astigmatism and corneal distortion, and to an improved contact lens fit enabled by regularization of the corneal surface. Two patients in the study underwent repeat cross-linking due to further progression of the disease, after five years and ten years respectively, and both cases subsequently showed stabilization of corneal curvature. Two additional independent retrospective studies evaluated non-U.S. patients who had received treatment with follow-up of seven years, and the long-term stability of cross-linking was also observed in these studies.

Research and Development

Product Evolution

The UV-X device, a first-generation UVA delivery device, was used in the clinical trials UVX-001, UVX-002 and UVX-003, which formed the basis of the NDA for our KXL system and its associated drug formulations. During review of the NDA, Center for Devices and Radiological Health, or CDRH, requested us to conduct a bench-top bridging test to demonstrate UVA equivalence between the KXL system that we were seeking marketing approval for and the UV-X device that was used in the clinical trials. Prior to conducting the test, CDRH reviewed and agreed to the test protocol and acceptance criteria. Based on the equivalence test results, which showed that all tests results were observed to be within the acceptance criteria, CDRH deemed that we had demonstrated the comparability equivalence of the two devices.

Overview

We have invested, and continue to invest, in building strong internal research and development capabilities in drug discovery, biomedical optics, machine vision and computational modeling, which we believe will allow us to continue to innovate and maintain our competitive position. As of December 31, 2018, our research and development department consisted of 22 individuals, with a combined scientific track record comprising over 200 publications, 6,500 forward citations and 70 patents.

Our research and development function is divided into four teams: drug development, systems development, software development and advanced algorithms, all of which report to our Vice President of Research and Development. Maintaining a strong cadence of new applications for corneal cross-linking is an integral part of our strategy. The major focus of our research and development team is to leverage our drug and device platform for new applications. This includes technology research and development efforts directed towards next-generation UVA delivery devices, next-generation cross-linking drugs and related accessories, and the development of device software to support our products.

Sales and Marketing

In the United States, we sell our products through a direct sales organization that, as of December 31, 2018, consisted of 18 sales professionals, including a regional sales director, local sales managers, field reimbursement specialists and third party payor relations directors.

Our sales organization is primarily responsible for training ophthalmologists about the ease-of-use, convenience and cost-effectiveness of our platform and helping these physicians integrate the technology into their practices. Our platform is easy to use and requires a minimal learning curve. Our KXL and Mosaic systems have easy-to-use interfaces that guide physicians through the treatment and have built-in self-calibration. Ophthalmologists are familiar with the techniques used in our corneal cross-linking procedure, such as epithelium removal, application of eye drops and the use of eye-tracking devices. We believe the ease of use, reliability of our devices and broad potential uses of our Avedro Corneal Remodeling Platform are key factors in increasing ophthalmologist adoption and enabling our platform to become an integral part of ophthalmology practices.

Our reimbursement team consists of staff that work directly with provider practices to help them understand the reimbursement process, as well as staff that calls directly on private payors in order to advocate for coverage and establish payment for our products.

Over the next few years, we plan to expand the size and reach of our direct U.S. sales organization as demand for our cross-linking procedure increases and the reimbursement environment continues to develop. We continue to recruit experienced sales professionals with extensive sales and/or clinical experience in ophthalmic medical technologies. We invest significant time and expense to provide comprehensive training to our sales professionals so that they are proficient in all aspects of our products, including features and benefits, procedure techniques. In addition, we provide technical education regarding the cornea and diagnosis of keratoconus.

Outside the United States, we sell our products through a broad network of distribution partners located in markets where we see potential for cross-linking usage. We have sold our products into more than 80 countries. We will monitor our international sales progress and may consider conversion to a direct sales approach on a country-by-country basis, depending on our assessment of market conditions, net sales and profitability trends, reimbursement coding and coverage potential, and other factors. As of December 31, 2018, we had agreements with approximately 42 distributor organizations. Our top two distributors accounted for 11.5% of our total revenue for the year ended December 31, 2018.

Our global sales efforts and promotional activities are currently aimed at ophthalmologists and other eye care professionals. Our primary customers include ophthalmologists, hospitals and ASCs. We provide physicians with a training program prior to performing cross-linking consisting of in-servicing in the physician office.

We work nationally and in our local markets to educate diagnosing providers (primarily optometrists) about keratoconus and the signs and symptoms of the disease. These efforts are intended to facilitate proper diagnosis and treatment of patients.

We support the growth of our keratoconus market through direct-to-consumer marketing initiatives. These efforts consist of approaches online and on social media where we work to educate newly diagnosed keratoconus patients, and provide information regarding treatment centers near them as well as providing insurance and other clinical information.

We support our revenue growth with marketing programs and initiatives designed to build awareness and appreciation for our platform and corneal cross-linking generally. These include participating in eye care industry conferences, as well as advertisements and editorial coverage in professional publications.

Private Payor Coverage and Reimbursement

U.S. Reimbursement

There are three key components for reimbursement in the United States: (1) coding, (2) coverage and (3) payment. Coding refers to distinct numeric and alphanumeric billing codes that are used by healthcare providers to report the provision of medical procedures and the use of supplies for specific patients to payors. Healthcare Common Procedure Coding System, or HCPCS, code set are broken into different categories of codes: (1) HCPCS Level I, which includes CPT codes, and are managed by the American Medical Association, or AMA, (Category I, II and III) and (2) HCPCS Level II, which includes items and services such as ambulance, drugs and durable medical equipment, prosthetics, orthotics and supplies.

The corneal cross-linking procedure for the treatment of keratoconus was granted a Category III CPT code from the AMA in 2016. The Centers for Medicare and Medicaid, or CMS, created a HCPCS Level II product-specific J code for our Photrexa formulations. The HCPCS code became effective on January 1, 2019.

Coverage refers to decisions made by individual private payors as to whether or not to provide their members access to and pay for a specific procedure and related supplies, and if so, under what conditions (i.e., for which specific diagnoses and clinical indications). Payors typically base coverage decisions on reviews of clinical evidence presented in published peer-reviewed medical literature. Currently, we have coverage from 63 private payors, covering a total of up to 170 million covered lives.

Payment refers to the amount paid to providers for specific procedures and supplies. Separate payment may be established for the cross-linking procedure and for Photrexa formulations. We offer a number of resources, including the Avedro Reimbursement Customer Hub, or ARCH, program, and a customer-focused field team educating providers on working with their private payors to receive appropriate reimbursement. The ARCH program educates on and assists with coverage and reimbursement questions related to the cross-linking procedure involving the KXL system and Photrexa formulations, provides no-charge drug to uninsured or government-insured patients who meet financial eligibility criteria and, for a limited time, offers healthcare providers a discount on future purchases of Photrexa formulations in certain qualifying circumstances. We have not signed a Medicaid Drug Rebate Agreement for our Photrexa formulations, and therefore, payment for the Photrexa formulations is not available under Medicare and may not be available under some or all state Medicaid plans.

Codes to Specifically Identify the Collagen Cross-Linking Procedure

In 2016, the AMA established a Category III CPT code for corneal cross-linking. Category III codes may expire five years after the date they become effective. Prior to expiration, a company can submit an application to convert the Category III code to a Category I code or submit an application for a five-year extension of Category III status.  In November 2018, we also received a product-specific J code from CMS for our Photrexa formulations, and the code became effective on January 1, 2019. Prior to January 1, 2019, a miscellaneous J code could be used for our Photrexa formulations.

Coverage of Corneal Cross-Linking by Private Payors

As most keratoconic patients are under the age of 40, reimbursement through Medicare is not a priority. We have not signed a Medicaid Drug Rebate Agreement for our Photrexa formulations, and therefore, payment for the Photrexa formulations is not available under Medicare, and may not be available under some or all state Medicaid plans. As a result, we estimate our target addressable market to exclude most Medicare beneficiaries and we have focused our efforts on establishing coverage and reimbursement with private payors. In the United States, there are hundreds of private payors participating in the commercial insurance market. However, only a handful of private payors, such as Aetna, Blue Cross Blue Shields and Cigna, cover the majority of our private payor patient population.

Shortly after we received FDA approval for our KXL system and associated Photrexa formulations for the treatment of progressive keratoconus and corneal ectasia following refractive surgery and launched U.S. commercialization of our KXL system, physician practices and patients began submitting claims to their insurance companies. Based on review of the clinical evidence and a comparison to the alternative solutions for corneal ectatic disorders, private payors began establishing coverage policies. From January 2017 to December 2018, the number of private payors covering corneal cross-linking treatments increased from three to 63, and covered lives increased from 23 million to up to 170 million, which includes 27 million lives covered by United Healthcare, which in May 2018 changed its negative coverage policy to neutral. We believe the uptake trend of private payor coverage has been very encouraging. To drive physician adoption in the United States, we plan to continue our active discussions with private payors to establish positive national and regional coverage policies and facilitate patient and physician processing of claims.

Payment Policies for Corneal Cross-Linking Procedures

Payment for a corneal cross-linking procedure as a treatment for corneal ectatic disorders is comprised of payment for the physician service and typically a separate drug payment for the Photrexa formulations. In general, each private payor establishes its own reimbursement policies and rates for procedures in physicians’ offices and facilities, although private payors often reference Medicare’s methodology and payment rate for those procedures. However, final reimbursement may be informed by alternate data or provider contracts. For example, private payors may base their payments to physicians on rates determined under the Medicare Physician Fee Schedule, or MPFS.

Private payors use a variety of reimbursement methodologies and guidelines to reimburse for physician services. Possible methods include, among others, payment based on established fee schedules, including the MPFS, or payment based on a charge-related basis. Payments for CPT codes under the MPFS are based on the review of the Relative Value Update Committee and valuation by CMS. Medicare does not establish payment rates for Category III CPT codes on the MPFS. As a result, individual Medicare contractors establish their own payment rates for services described by Category III CPT codes.

Corneal cross-linking is largely performed in physicians’ offices, and our target patient population is concentrated in the private payor segment. In this situation, adequate and favorable reimbursement for the procedure is often a result of successful negotiation with private payors.

Since our U.S. commercial launch in September 2016, we have seen tremendous improvements in private payor coverage for the corneal cross-linking procedure. However, we believe payment policies have been inconsistent and inadequate in some cases, due to lack of formal coverage assessment by private payors, confusion around the miscellaneous J code and an inexperienced physician community trying to navigate the complications and complexity that is inherent in third-party payment systems. Our physician customers must typically bill the costs and fees for our corneal cross-linking procedure directly to the patient or payor, as appropriate, for patients enrolled in commercial insurance plans. Because there is often varied reimbursement for supplies and drugs of new surgical procedures, the additional cost or negotiations necessary to achieve appropriate reimbursement to use our products may affect the profit margin of the practice where the corneal cross-linking procedure is performed.

With the implementation of the product-specific J code in January 2019, we expect to see payment policy variability stabilize in the near term, and eventually become a pass-through cost for physician practices. We believe pursuing favorable payment policies with private payors will substantially expand patient access.

Self-Payment of Vision Correction Procedures

In contrast, vision correction procedures are generally not covered by insurance and are paid for out-of-pocket by the patient. If we receive FDA approval for the Mosaic system and its associated drug formulations to perform vision correction procedures for the treatment of presbyopia, we would expect providers to establish a price per procedure that is self-paid and competitive with current self-paid vision correction procedures, such as LASIK.

Adoption, Coverage and Cost-Effectiveness Research of Cross-Linking Outside the United States

Corneal cross-linking has a long and well-established history outside the United States. In the European Union, corneal cross-linking has been available in every country for more than a decade, and it has been available in Canada since 2008. In 2013, the United Kingdom National Institute for Health and Care Excellence, or NICE, issued guidance stating that evidence on the safety and efficacy of the Epi-Off corneal cross-linking procedure for the treatment of keratoconus and keratectasia is adequate in quality and quantity. In 2015, the Global Delphi Panel of Keratoconus and Ectatic Diseases, an international expert panel of ophthalmologists and clinical researchers, endorsed corneal cross-linking for the treatment of progressive keratoconus, and recommended using corneal cross-linking to prevent disease progression in keratoconic patients as soon as keratoconus is definitively diagnosed. In May 2018, corneal cross-linking was added to the Australia Medicare Benefits Scheme. Corneal cross-linking is also covered in the United Kingdom and France.

There have also been several studies conducted outside the United States supporting private payor adoption of policies to cover corneal cross-linking treatments. In 2017, a study published in the American Journal of Ophthalmology evaluated the cost-effectiveness of corneal cross-linking for the treatment of progressive keratoconus from the payor’s perspective in the Netherlands, and showed that the incremental cost-effectiveness ratio, or ICER, associated with corneal cross-linking for progressive keratoconus was €10,149 per quality-adjusted life-year, or QALY, or $11,163 per QALY when adjusted for the effect of cross-linking over ten years.

A study by the UK National Health Service also showed that corneal cross-linking is cost effective for progressive keratoconus, as compared to standard management, at an incremental cost of £3,174 per QALY over 25 years. This incremental cost compares favorably against the NICE willingness to pay, or WTP, range of £20,000 to £30,000 per QALY gained.

Most recently, a Canadian cost-effectiveness analysis estimated that the lifetime costs and QALYs for corneal cross-linking were C$5,530 and 50.12 QALYs. The discounted ICER comparing corneal cross-linking to conventional management with PK was C$9,090 per QALY gained, which falls well below the range of C$20,000 to C$100,000 per QALY and below $50,000 per QALY, which are the thresholds generally used to evaluate the cost-effectiveness of health interventions in Canada and the United States.

Competition

The medical device industry in general, and the ophthalmic medical technology market in particular, are highly competitive and subject to rapid change and significantly affected by new product introductions and market activities of other participants. While we believe that our proprietary Avedro Corneal Remodeling Platform, development and commercialization experience, scientific knowledge and industry relationships with eye care professionals and healthcare providers provide us with competitive advantages to establish our position as a leading global corneal remodeling company, our currently marketed products are, and any future products we commercialize will be, subject to intense competition.

Certain of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, regulatory approval, promotion, sale and support of their products. Our competitors may also have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, many of these companies have longer operating histories and greater brand recognition than we do. Because of the size of the keratoconus and vision correction markets and the high growth profile of such markets, we anticipate that companies will dedicate significant resources to developing competing products. We believe that the principal competitive factors in these markets will include:

•	improved outcomes for patients and other product quality issues;
•	product innovation;
•	acceptance by ophthalmic surgeons;
•	ease of use and reliability;
•	regulatory status and speed to market;
•	product price and procedure price; and
•	reputation for technical leadership.

We cannot assure you that we will be able to compete effectively against our competitors in regard to any one or all of these factors.

Corneal Ectatic Disorders Market

In the United States, our KXL system is the first and only FDA-approved corneal cross-linking treatment to slow or arrest disease progression. However, we are aware that some providers who are not currently our customers are promoting corneal cross-linking for the treatment of keratoconus and we believe these providers are primarily using products from CXLUSA or PeschkeTrade GmBH, a Swiss corporation. iVeena Delivery Systems recently announced the commencement of a Phase 1/2a pilot clinical trial for a twice-daily eye drop for the treatment of keratoconus. We are not currently aware of any other companies that are conducting ongoing clinical trials for FDA approval for the treatment of corneal ectatic disorders using a corneal cross-linking procedure.

Outside the United States, our primary competitors in the corneal ectatic disorder market offer for sale devices and drug product for corneal cross-linking procedures, including PeschkeTrade, EMAGine, IROS, LIGHTMED Corporation, NVILaser, SERVImed, SOOFT italia S.p.A. and Appasamy Associates. Several of these companies offer lower-cost solutions for corneal cross-linking. None of these companies currently offer a device that uses digital UVA beam-forming technology in conjunction with real-time eye tracking, which our Mosaic system uses to induce cross-linking in a targeted zone.

Vision Correction Market

Our initial clinical focus in the vision correction market is on the treatment of patients with presbyopia. Our primary competitors in this market are mainly competitors that are developing corneal inlay surgical solutions for presbyopia, such as Presbia, LLC, which is in the process of obtaining FDA approval for a proprietary optical lens implant for treating presbyopia, Allotex Inc., which is developing shaped human corneal grafts for inlay, and Gebauer Medizintechnik GmbH, which offers an inlay procedure outside of the United States using human donor tissue. Other primary competitors in this market are developing pharmaceutical therapies for presbyopia, including Novartis, which is developing a drug to permanently soften the lens.

We believe there is a significant clinical unmet need for patients suffering from presbyopia who are seeking an alternative to invasive surgical procedures and prefer not to wear eyeglasses or contact lenses. Although we currently do not have any FDA-approved products to treat presbyopia, we believe that our Mosaic system, which is currently approved in non-U.S. jurisdictions, may address the critical challenges of currently available vision correction procedures, as corneal remodeling does not involve cutting or ablating the cornea. For example, the non-invasive nature of PiXL, which is currently an approved procedure outside the United States performed using our device, offers an alternative to conventional refractive surgery for patients that are not optimal candidates for LASIK or PRK due to abnormalities in corneal shape, corneal weakness, thin corneas, other risk factors for surgical complications or a reluctance to undergo surgery. Other competitors developing non-surgical treatment options for presbyopia include Allergan plc, Presbyopia Therapies, LLC, Clerio Vision, Inc. and TECLens, LLC. We expect that any such treatment options that are successfully developed could eventually be available both within and outside the United States.

If we obtain FDA approval for additional applications of our platform for vision correction, such as to treat presbyopia, we believe the main driver in this highly competitive market will be leveraging our call points in order to cross-sell these additional applications of our devices, since the vision correction market shares the same target customer as the corneal ectatic disorder market.

Intellectual Property

Our success depends significantly on our ability to obtain and maintain patent and other intellectual property protection for commercially important technology, proprietary processes, inventions and know-how related to our business, defend and enforce our patents, protect trademarks that are integral to our international marketing and branding strategies, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Patents

As of March 1, 2019, our patent portfolio included 25 active patent families. Our patent portfolio consisted of 42 issued utility patents globally, of which 15 were issued as U.S. patents and 21 were under exclusive license from third parties. The issued patents are scheduled to expire between 2027 and 2036. We own 19 utility patents and exclusively in-license 20 utility patents covering product candidates in the United States, Japan, German, France, Great Britain, Italy, Spain and Switzerland. These patents expire between 2027 and 2036. Additionally, we own four utility patents and exclusively in-license one utility patent covering procedures in the United States, with expiration dates between 2029 and 2036. We own two utility patents covering drug formulations in Italy, with expiration dates in 2027 and 2030. We are pursuing patent protection under 44 pending non-provisional national patent applications in various jurisdictions, of which 14 were pending U.S. patents and three were pending PCT applications still due for national phase filings. Over the next 12 months, we plan to file at least five new non-provisional applications based on pending provisional patent applications.

Our current patent portfolio is directed to technologies we have developed in fields relating to corneal cross-linking treatments including, but not limited to, photoactivation of cross-linking drugs, drug formulations, drug delivery, eye-tracking, treatment monitoring and biomechanical measurement. We regularly review the assets in our patent portfolio and evaluate where the portfolio fits in the intellectual property landscape in those countries where we intend to make, have made, use, offer for sale, or sell devices. We believe our patent portfolio is aligned with our current and future commercial goals. We continue to seek patent protection in the United States and other countries for proprietary technologies that are important to our business. Our patent strategy is guided by a strong understanding of the industry in which we do business and the companies against whom we compete. We consistently mine the results of our research and development activities to identify patentable aspects of our devices and any other inventions that are important to maintaining an advantage over our competitors. For example, we can identify opportunities to gain a competitive advantage by strategically blocking others from practicing key technologies.

Patent Applications

The process for obtaining patent protection for an invention starts with drafting and filing a patent application with one or more patent offices in respective jurisdictions. According to the patent laws enacted by the Leahy-Smith America Invents Act in the United States and the patent laws that have been in effect in most foreign jurisdictions in which we seek patent protection, the applicant who is the first to file an application gains priority over other applicants, even if the other applicants were actually earlier to invent. As such, there is a greater need to draft and file applications expediently once we have decided that patent protection for a particular invention is important. We implement best practices for preparing patent applications to enable a quick turnaround without sacrificing quality. We also work with intellectual property counsel to ensure that we properly file patent applications and take any other appropriate steps, such as requiring non-disclosure agreements before publicly disclosing any aspects of our important inventions.

To start the patent application drafting process, our inventors typically prepare documentation detailing the invention and then coordinate with an IP Committee to review and approve the invention for possible patent protection. The IP Committee includes at least our Vice President of Research & Development, Chief Medical Officer, Vice President of Marketing, our General Counsel and our intellectual property counsel. Working with our intellectual property counsel, we draft a patent application based on the documentation from the inventors. The patent application provides a detailed description of the primary embodiments of the invention contemplated by the inventors as well as alternative embodiments. In addition to claims directed to the primary embodiments, the patent application typically includes claims directed to aspects of alternative embodiments, so that competitors find it more difficult to work around the patent. In addition, claims directed to aspects of alternative embodiments might block competitors from actually practicing their preferred technology even if we do not intend to practice the alternative embodiments ourselves. Furthermore, the claims of a patent application can be later modified to incorporate aspects of alternative embodiments to reflect subsequent changes or developments in commercially relevant technologies in the industry.

In some cases, we may prepare and file a non-provisional patent application directly after we have identified a patentable invention. We have, however, incorporated the filing of U.S. provisional patent applications into our patent filing strategy, especially as a way to establish the earliest possible filing dates for first-to-file patent systems. A provisional patent application preserves the filing date for one year, by which time the applicant must file a non-provisional patent application directed to the same subject matter in order to maintain the priority of the provisional patent application filing date. A provisional patent application must meet fewer formal requirements than a non-provisional patent application and thus may allow a patent application to be filed more quickly. A provisional patent application also gives the applicant time to continue business activities to determine whether an invention is commercially feasible and/or sufficiently important to pursue patent protection under a non-provisional patent application. Our provisional patent applications provide a sufficiently detailed description of the primary and alternative embodiments to ensure that our invention is entitled to the priority date associated with the provisional patent application.

Within the year after an initial provisional patent application is filed, there may be further developments to technology relating to the invention disclosed in the initial provisional patent application. In such cases, we may file one or more additional provisional patent applications to describe such developments. The additional provisional patent applications can then be consolidated with the initial provisional patent application into a single non-provisional patent application. The single non-provisional patent application must be filed before the initial provisional application expires one year after its filing. A non-provisional patent application based on more than one provisional patent application generally describes many different embodiments, giving us the ability to develop claims that are directed to different patentable features.

When we eventually file non-provisional applications, we work with our intellectual property counsel to draft a set of claims that covers the invention and provides the broadest patent protection possible. The claim drafting process includes an analysis of the prior art to enhance the chances of allowance of the claims over prior art that may be cited during examination of the patent application. Although we may consider ordering a formal prior art search by a professional firm, we typically conduct our prior art searches in-house. Because our research and development activities are highly specialized and require an up-to-date understanding of the state of the art, we are usually better suited to identify the most relevant prior art. Our understanding of the state of the art is, among other things, based on reviewing current research disclosed in scientific/technical publications and conferences as well as reviewing the patent references therein.

The claims in an application may include apparatus or system claims to protect structural aspects of our inventions. Additionally or alternatively, the claims may include method claims to protect the manner in which our inventions are operated, e.g., for medical procedures, and/or produced. To determine the most appropriate types of claims to file, we consider how the claims may be enforced. For example, when enforcing a patent against an infringing manufacturer, apparatus or system claims protecting structural aspects of one of our inventions may be more appropriate than method claims that cover medical procedures that use the invention, since such method claims for medical procedures in general are directly infringed by users of the invention (e.g., medical practitioners) rather than manufacturers. In addition, we consider whether the claims constitute patent eligible subject matter in the given jurisdiction. For example, many foreign jurisdictions prohibit method claims that recite steps for performing a medical procedure on a human subject.

Once the claims are completed, we draft the rest of the application and typically file a U.S. application with the United States Patent and Trademark Office, or USPTO, and an international Patent Cooperation Treaty, or PCT, application with the World International Patent Organization. A PCT application can be used as the basis for subsequent national phase filings in any of the member countries who have signed onto the PCT agreement. The member countries include most industrialized countries. Thus, the PCT application gives us the option of filing for patent protection in foreign jurisdictions that are of interest to us. We have selectively filed foreign applications in the European Patent Office, or EPO, Japan, China and South Korea. When granted, applications with the EPO allow us to obtain corresponding patent protection in individual EU member states. Rather than filing in as many foreign countries as possible to protect an invention, we identify the jurisdictions where patent protection will be more commercially effective, such as jurisdictions where we intend to make, have made, use, offer for sale or sell devices. In addition, we also consider whether a given jurisdiction would deem an invention to be patent eligible subject matter.

Our non-provisional patent applications generally describe many different embodiments, and the claims can be directed to different patentable features. As such, a single non-provisional patent application (parent) can provide the basis for a large family of related non-provisional patent applications (children). In some cases, a patent examiner may require us to restrict examination in a parent patent application to an elected subset of claims directed to a single identifiable invention, in which case we may file divisional patent applications directed to unelected claims. In other cases, we may file continuation patent applications with claims directed to previously unclaimed features that have since become more commercially relevant. In yet other cases, we may file a continuation-in-part, or CIP, application in the United States to claim new subject matter related to the initial invention. Such new subject matter, for example, may be directed to improvements to the initial invention, which by themselves may be less appropriate for a separate patent family. Before filing CIP applications, we weigh the benefits of claiming priority to the parent patent applications against the loss of patent term, as the term of a child patent application depends on the term of the parent patent application.

Monitoring Third-Party Activity

Our knowledge of the industry allows us to identify and closely monitor third parties whose activities may impact our business. These third parties may be competing companies who are practicing technologies protected by our patents. Where necessary, we will defend and enforce our patents against such companies.

In addition, to understand the IP landscape, we consistently conduct searches for relevant patents and patent applications filed by third parties. We regularly search both U.S. and foreign patent databases using the names of competing companies, research institutions, inventors, and researchers who are known to be involved in the industry and/or relevant scientific/technological fields. We also search the patent databases according to relevant search classifications and concepts (keywords). We typically conduct these searches in-house with the assistance of our intellectual property counsel using the in-depth knowledge we have on the state of the industry and art.

If we identify a potentially relevant patent during our searches, we conduct a freedom-to-operate analysis to ensure that we can operate without infringing the patent. For a potentially relevant patent application, we regularly monitor the progress of the application during the examination to ensure that any granted claims will not interfere with our freedom to operate. Where possible, we may intervene in the examination and/or grant of the patent application, such as via third-party submission, reexamination or opposition.

Furthermore, our searches may identify opportunities for us to obtain patent protection by acquiring or licensing potentially relevant patents and/or patent applications from third parties.

Trademarks and Trade Names

Our marketing department works closely with our intellectual property counsel and brings them in early and often to select protectable marks based on, for example, the availability, marketing appeal, strength, acceptability for registration, and acceptability for regulatory approval of the marks. For important marks, we develop a registration strategy that is informed by the commercial activities and opportunities for the branded products associated with such marks. Generally, we file for registration in our most important markets first and then seek registration in additional countries as those markets become commercially relevant, taking advantage of priority claims when possible. Our trademark portfolio is strengthened by our use of appropriate trademark symbols in connection with the marks and by monitoring the marketplace to ensure that our marks are not impermissibly used by others.

As of March 1, 2019, our trademark portfolio included 56 trademark registrations, of which ten were registered U.S. trademarks, and 19 pending trademark applications covering various products and services in the United States, the European Union, Canada, China, Japan and South Korea, of which five were pending U.S. trademarks. The trademarks for which we have received or applied for registration are: Avedro, KXL, KXL II, PiXL, Lasik Xtra, Vibex, Vibex Xtra, Vibex Rapid, Photrexa, ParaCel, See Strong, The World Leader In Corneal Cross-Linking Science, The World Leader in Corneal Remodeling, CuRV, Boost Goggles, Mosaic, ZXL, AK Xtra and KeraFlex.

Trade Secrets

Some inventions cannot be reverse engineered or would be difficult to reverse engineer from the products that we sell. Additionally, some inventions are directed to subject matter that does not constitute patent eligible subject matter, such as algorithms, computer programs per se and collections of data. In such cases, we consider protecting our technologies as trade secrets rather than protecting them by filing patent applications. To protect these inventions as trade secrets, we institute protections to keep the inventions secret. For example, we require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us.

We also require our employees and consultants who work on our technologies to agree to disclose and assign to us all inventions conceived during the term of their employment, while using our property or for inventions which relate to our business. Despite measures taken to protect our intellectual property, these agreements may be breached and we may not have adequate remedies for any breach. In addition, unauthorized parties may attempt to copy aspects of our technologies or to obtain and use information that we regard as proprietary. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights of related or resulting know-how and inventions. In addition, our competitors may independently develop similar technologies.

Infringement

The medical device and pharmaceutical industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent and other intellectual property infringement. As the number of entrants into our market increases, the risk of an infringement claim being brought against us grows. While we attempt to ensure that our technologies and methods do not infringe third parties’ patents and proprietary rights, our competitors may assert that our products or systems, and the methods we employ, are covered by patents held by them. In addition, our competitors may assert that future products and methods we may employ infringe their patents. If third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product.

In the future, we may also need to engage in litigation to enforce our issued patents, to protect our trade secrets or know-how, to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could prevent us from manufacturing, selling or using our products, any of which could severely harm our business.

Intellectual Property Agreements

CalTech

In February 2015, we entered into a license agreement with the California Institute of Technology, or CalTech, which was amended and restated, or the Amended CalTech Agreement, in its entirety in July 2017. The Amended CalTech Agreement is an exclusive, royalty-bearing license in the United States to certain patent rights granting us the right to make, have made, import, use, sell and offer for sale any product, device, system, article of manufacture, machine, composition of matter or process or service in the field of corneal cross-linking through the use of UVA light. However, the license grant specifically excludes the use of visible light and cross-linking in any non-corneal tissue such as the sclera. Under the Amended CalTech Agreement, we agreed to pay CalTech a high single digit royalty on net revenue derived from the sale or distribution of cross-linking agents for performing cross-linking procedures in the United States that are substantially concurrent with corneal surgically invasive corrective procedures, including, but not limited to, LASIK or PK, the royalty products, but excluding procedures for the treatment of keratoconus. The agreement includes certain other payments including (1) an initial payment in the low five digits, (2) a low single digit dollar royalty per treatment on the sale of cross-linking agents for treatment of keratoconus, as well as a minimum annual royalty in the low five digits for such procedures, (3) a percentage in the mid-double digits of certain non-royalty sublicensing revenue and (4) development and regulatory milestone payments in the low to mid six digits in the aggregate. Royalties are payable on a product-by-product basis until December 5, 2029.

Unless earlier terminated, the Amended CalTech Agreement expires on the later of the expiration, revocation, invalidation or unenforceability of the licensed patents and the date that royalties are no longer payable. Either party may terminate the Amended CalTech Agreement upon an uncured material breach of the other party. Additionally, CalTech may terminate the Amended CalTech Agreement upon an uncured payment default by us or our bankruptcy or insolvency.

IROC

In August 2014, we entered into an asset purchase and license agreement with IROC Innocross AG, or IROC, which we refer to as the IROC Asset Purchase Agreement, to acquire certain assets, including a list of customers and certain agreements, as well as a fully paid-up, royalty-free, perpetual, worldwide, nonexclusive license to certain patents, granting us the right to import, manufacture, develop, use, advertise, merchandise, promote, publicize, sell and distribute devices and drugs used in corneal cross-linking. The total purchase price was CHF2.5 million, to be paid in specified delineated installments.

In April 2015, we entered into a patent license and purchase agreement with IROC, or the IROC IP Agreement, to expand the scope of the IROC Asset Purchase Agreement. The IROC IP Agreement granted us a worldwide, exclusive license to certain additional patents to research, develop, make, have made, use, import, offer for sale, sell and otherwise commercialize additional corneal cross-linking technologies. Additionally, under the IROC IP Agreement, upon the payment of the last remaining payment required under the agreement, which include (1) the $50,000 upfront payment and (2) milestone payments of up to $1.7 million in the aggregate, the additional patents will be transferred to us.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of pharmaceutical products and medical devices. The processes for obtaining marketing approvals for drugs and devices in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other competent authorities, require the expenditure of substantial time and financial resources.

Drug-Device Combination Products

A combination product is the combination of two or more regulated components, such as drug/device, that are combined or mixed and produced as a single entity, packaged together in a single package or as a unit or a drug or device packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug or device where both are required to achieve the intended use, indication or effect. A combination product is assigned to a center within the FDA that has primary jurisdiction over its regulation, which determines the product’s approval pathway.

To determine which FDA center or centers will review a combination product candidate submission, companies may submit a request for assignment to the FDA. Those requests may be handled formally or informally. In some cases, jurisdiction may be determined informally based on FDA experience with similar products. However, informal jurisdictional determinations are not binding on the FDA. Companies also may submit a formal Request for Designation to the FDA Office of Combination Products. The Office of Combination Products will review the request and make its jurisdictional determination within 60 days of receiving a Request for Designation.

The FDA will determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. Depending on how the FDA views the product candidates that are developed, FDA may have aspects of the product candidate reviewed by the Center for Drug Evaluation and Research, or CDER, Center for Devices and Radiological Health, or CDRH, or the Center for Biologics Evaluation and Research, or CBER, though one center will be designated as the center with primary jurisdiction based on the product candidate’s primary mode of action. The FDA determines the primary mode of action based on the single mode of action that provides the most important therapeutic action of the combination product candidate – the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product candidate. The review of such combination product candidates is often complex and time consuming, as the FDA may select the combination product candidate to be reviewed and regulated by one or multiple of the FDA centers identified above, which could affect the path to regulatory clearance or approval. Furthermore, the FDA may also require submission of separate applications to multiple centers.

The post-market requirements that apply to the cleared or approved product will largely be aligned with the agency center determined to have primary jurisdiction over the product candidate and that provided marketing authorization. However, additional post-marketing obligations may apply to specific constituents of the combination product.

After providing regulatory clearance or approval, the FDA has discretion in determining post-approval compliance requirements for combination products and could thus require compliance with certain current Good Manufacturing Practice, or cGMP, requirements as well as the FDA’s Quality System Requirements, or QSR, if the product includes a device constituent. Other post-market requirements in the same vein as those described above for medical devices and drugs will also apply, depending on the application type and center overseeing regulation of the combination product, including:

•	Other record-keeping requirements;
•	Post-market adverse event, periodic reporting, and Medical Device Reporting requirements;
•	Labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
•	Advertising and promotion requirements;
•	Restrictions on sale, distribution or use of the product;
•	Requirements for recalls being conducted and recall reporting;
•	An order of repair, replacement or refund;
•	Product tracking requirements; and
•	Post-market surveillance or clinical trials.

U.S. Review and Approval Processes for Drugs

The FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Under the FDCA, new drugs other than biological products (biologics) that are marketed in the United States generally must be FDA-approved under a new drug application, or NDA. The applicable provisions of the FDCA and the implementing regulations set forth, among other things, requirements for preclinical and clinical testing, product development, manufacture, labeling, storage, distribution, record keeping, reporting, import, export, advertising and promotion of our products and product candidates. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

The process for obtaining regulatory approval to market a drug or drug-device combination product is expensive, often takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. An applicant seeking approval to market and distribute a new drug product, or a new drug-device combination product regulated by CDER, in the United States must typically undertake the following:

•	completion of extensive nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, for human clinical testing which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with current Good Clinical Practices, or cGCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication;

•	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
•	review by an FDA advisory committee, where appropriate or if applicable, as may be requested by the FDA to assist with its review;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which active pharmaceutical ingredient, or API, finished drug product, and in the case of combination drug/device products, the device components, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with cGCPs and the integrity of the clinical data;
•	payment of user fees, per published Prescription Drug User Fee Amendments, or PDUFA, guidelines for the relevant year, and securing FDA review and approval of the NDA; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Before testing any investigational biopharmaceutical in human subjects in the United States, a company must generate extensive preclinical data. Preclinical testing typically includes laboratory evaluation of product composition and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. In addition, concurrent with clinical trials, companies sometimes complete additional animal studies and develop additional information about the chemistry and physical characteristics of the drug. Animal studies must be performed in compliance with the FDA’s GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

IND Application

Human clinical trials conducted in the United States cannot commence until an IND application is submitted and becomes effective. A company must submit preclinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical trials in human volunteers. Unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA. If, within such 30-day window, the FDA raises concerns or questions about planned clinical trials under the IND, such as whether human research subjects will be exposed to an unreasonable health risk, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed.

At any time the FDA may stop clinical trials by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons. The FDA may order a partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria, if any, to be evaluated. Each protocol is submitted to the FDA as part of the IND. In addition, each clinical trial must be reviewed, approved and conducted under the auspices of an IRB at or servicing each institution at which the clinical trial will be conducted. FDA regulations impose certain obligations upon IRBs related to protecting the welfare and rights of trial participants. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, often referred to as an independent data monitoring committee, or data safety monitoring board or committee. Companies sponsoring the clinical trials, investigators and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial and timely reporting of adverse events.

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements in order to use the trial as support for an IND or application for marketing approval. Such non-IND trials must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects, and must be accompanied by a sufficient description of actions taken to ensure compliance with GCP requirements in order to be accepted by the FDA. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for IND trials.

Human clinical trials in the United States are typically conducted in three sequential phases, although the phases may overlap with one another:

•

Phase 1 clinical trials include the initial administration of the investigational drug to humans, typically to a small group of healthy human subjects, but occasionally to a group of patients with the targeted disease or disorder. Phase 1 clinical trials generally are intended to determine the metabolism and pharmacologic actions of the drug, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. Sponsors sometimes designate their Phase 1 clinical trials as Phase 1a or Phase 1b. Phase 1b clinical trials are typically aimed at confirming dosing, pharmacokinetics and safety in larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases.

•

Phase 2 clinical trials generally are controlled trials that involve a relatively small sample of the intended patient population, and are designed to develop data regarding the product’s effectiveness, to determine dose response and the optimal dose range, and to gather additional information relating to safety and potential adverse effects.

•

Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained and are intended to gather additional information about safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile, and to provide an adequate basis for product labeling. Generally, Phase 3 clinical development programs consist of expanded trials of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the product at the proposed dosing regimen.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

Phase 2 and Phase 3 clinical trials can sometimes be combined or collapsed into a single study protocol, such as when optimal dosing and other questions typically explored in Phase 2 clinical trials are already resolved and where the Phase 2 clinical trial is designed sufficiently to yield adequate and well-controlled clinical data on which the FDA can base an approval decision.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

A study sponsor is required to register post-Phase 1 clinical trials with the National Institutes of Health, or NIH, and to submit certain details for public posting on its clinicaltrials.gov database. Registration must occur not later than 21 days after the first patient is enrolled, and the submission must include descriptive information, recruitment information, location and contact information, and other relevant administrative data. Generally within one year of a trial’s completion, outcomes data and related information must be submitted to the NIH for online dissemination. An NDA, NDA supplement and certain other submissions to the FDA require certification of compliance with these clinical trials database requirements.

Under the Pediatric Research Equity Act, or PREA, NDAs must generally contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant full or partial waivers from PREA requirements, however, including waivers for certain products that are not likely to be used in a substantial number of pediatric patients.

Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan drug designation has been granted.

The sponsoring company, the FDA or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Further, success in early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit, or prevent regulatory approval.

Special Protocol Assessment

The Special Protocol Assessment, or SPA, process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical or animal trials, including clinical trials that are intended to form the primary basis for determining a drug’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. FDA aims to complete SPA reviews within 45 days of receipt of the request.

The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA. Even if the FDA agrees to the design, execution and analyses proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement under the following circumstances:

•

public health concerns emerge that were unrecognized at the time of the protocol assessment, or the director of the review division determines that a substantial scientific issue essential to determining safety or efficacy has been identified after testing has begun;

•	a sponsor fails to follow a protocol that was agreed upon with the FDA; or
•	the relevant data, assumptions or information provided by the sponsor in a request for SPA change are found to be false statements or misstatements, or are found to omit relevant facts.

A documented SPA may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if FDA and the sponsor agree in writing to modify the protocol.

Submission and Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under the Prescription Drug User Fee Amendments of 2017, or PDUFA VI, the submission of most NDAs is additionally subject to a significant human drug application fee, which is collected at the time of submission. PDUFA VI eliminated user fees for supplements and establishments. In addition, the sponsor of an approved NDA is also subject to annual program fee. For federal fiscal year 2018, the submission of an NDA for which clinical data (other than bioavailability or bioequivalence studies) with respect to safety or effectiveness are required for approval is subject to an application user fee of $2,421,495. The annual program user fee for fiscal year 2018 is $304,162.

Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses. Orphan designated drugs are also exempt from program fees if the drug meets certain public health and revenue criteria.

The FDA conducts a preliminary review of an NDA generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete before the agency accepts it for filing and conducts substantive review. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date the FDA receives the application. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing, such as API, finished drug product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort, including in the areas of training, record keeping, production and quality control.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria for approval and deny approval. If the agency decides not to approve the NDA in its present form, the FDA will issue a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Programs for Serious Conditions: Fast Track, Breakthrough Therapy, Priority Review and Accelerated Approval

The FDA has certain programs to expedite the development and review of products designed to address an unmet need in the treatment of a serious or life-threatening disease or condition. These expedited programs are referred to as Fast Track designation, Breakthrough Therapy designation, priority review designation and accelerated approval. The 21st Century Cures Act, or the Cures Act, signed into law in December 2016, authorized $500 million in new funding over nine years to help the FDA accelerate review and approval of products and bring new innovations and advances to patients faster and more efficiently. The Cures Act enhances the FDA’s ability to modernize clinical trial designs and clinical outcome assessments to speed the development and review of novel medical products.

Fast Track

The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Breakthrough Therapy

A product may be designated as Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical trials in an efficient manner.

Priority Review

The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

Accelerated approval is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the drug. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs and biological products intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a marketing application for the drug or biologic for the proposed rare disease or condition. After the FDA grants orphan drug designation, the common name of the therapeutic agent and its designated orphan use are publicly disclosed by the FDA.

Orphan drug designation does not, by itself, convey any advantage in, or shorten the duration of, the regulatory review and approval process. If an orphan-designated drug subsequently receives FDA approval for a use or indication that is within the rare disease or condition for which it has been designated, the approved product is entitled to a seven-year orphan exclusivity period, during which the FDA may not approve another sponsor’s application to market the same drug for the same indication. There is one exception to this general rule: if the FDA has previously approved the same drug for the same indication, orphan exclusivity will not be granted unless the sponsor of the subsequent drug can show that its product is clinically superior to the previously-approved drug by means of greater efficacy, greater safety or a major contribution to patient care.

Exceptions to the seven-year exclusivity period may apply in limited circumstances, such as where the sponsor of a different version of the product is able to demonstrate that its product is clinically superior to the approved orphan drug product or the manufacturer of the orphan designated product cannot assure sufficient quantities of product. In addition, orphan exclusivity does not prevent a competitor from obtaining approval to market a different drug to treat the same disease or condition, or the same drug to treat a different disease or condition. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the holder of the approved orphan drug application is unable to assure the availability of sufficient quantities of the drug to meet patient needs. Orphan exclusivity operates independently from other regulatory exclusivities and other protections against biosimilar competition, including patents that we hold for our products.

A sponsor of a product application that has received an orphan drug designation is also granted tax incentives for clinical research undertaken to support the application. In addition, the FDA may coordinate with the sponsor on research study design for an orphan drug and may exercise its discretion to grant marketing approval on the basis of more limited product safety and efficacy data than would ordinarily be required, based on the limited size of the applicable patient population.

U.S. Patent Term Restoration and Marketing Exclusivity

Patent term extensions may also be granted arising from delays generated by pre-approval regulatory review processes. In the United States, the term of a patent that covers an FDA-approved drug may be eligible for a patent term extension pursuant to 35 USC 156 of up to five years under the Drug Price Competition and Patent Term Restoration Act of 1984, also referred to as the Hatch-Waxman Amendments. The length of the patent term extension is calculated by the USPTO based on the length of time the drug is under regulatory review. It should be noted that in contrast to extensions pursuant to 35 U.S.C. 154 for administrative delays at the USPTO, patent term extension under 35 U.S.C. 156 for regulatory delays at the FDA does not extend to the full scope of the patent claims, but only to the extent they cover the approved product and approved indication upon which the extension was based. In other words, the Hatch-Waxman Amendments do not extend all claims of the subject patent, and the practice of those claims by third parties after the original patent term expires, as extended pursuant to 35 USC 154, may not constitute infringement. A patent term extension under the Hatch-Waxman Amendments cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent encompassing an approved drug or method of treatment using that drug, may be extended. A patent can only be extended once under 35 U.S.C. 156 and thus, if a single patent is applicable to multiple products, it can only be extended one time for one approved product. Once a product is approved, it cannot serve as the basis for patent term extension of another patent at a later time, even if the product is approved for a different indication.

Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. Beyond the statute connecting patent term and FDA approval, the two are unrelated. Patent issuance does not affect FDA approval and FDA approval does not affect issuance of a patent.

Pediatric Exclusivity

Under the PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDA Safety and Innovation Act of 2012, or FDASIA, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and any other information required by regulation. The applicant, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

In addition, the FDA Reauthorization Act of 2017, or FDARA, requires the FDA to meet early in the development process to discuss pediatric study plans with drug sponsors. The legislation requires the FDA to meet with drug sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless and until the FDA promulgates a regulation stating otherwise, the pediatric data requirements do not apply to products with orphan designation, unless the orphan-designated product is intended for use in certain molecularly targeted cancer indications.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any Orange Book listed patent and any existing regulatory exclusivity periods. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied. Rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. Pediatric exclusivity does not extend the term of the patent, but it effectively extends the preclusive effect of the patent on FDA’s authority to approve a competitor’s abbreviated new drug applications, or ANDAs, or 505(b)(2) NDA application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant does not have a right of reference. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or to provide additional data, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new product candidate for all, or some, of the labeled indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Generic Products and Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme allowing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a marketing application that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredient(s), the route of administration, the dosage form, the strength and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the RLD. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

For drug-device combination products, the FDA expects a generic drug-device combination product to have the same clinical effect and safety profile when administered to patients under the conditions specified in the labeling. The FDA has provided guidance that the generic combination product must be able to be substituted for the brand name product without additional physician intervention and/or retraining prior to use, and with no greater error rate than the error rate shown for the brand name product.

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” FDA considers a therapeutically equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such New Chemical Entity, or NCE, exclusivity has been granted, an ANDA or 505(b)(2) NDA referencing the approved application may not be filed with the FDA until the expiration of five years from the date of the RLD’s approval, unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity is available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, three-year exclusivity blocks only the approval of a competitor drug application, not its submission. In particular, three-year exclusivity blocks approval of an ANDA or 505(b)(2) NDA for the same active moiety for the same conditions of approval. The FDA typically makes decisions about granting exclusivity shortly before a product is approved.

U.S. Review and Approval Processes for Medical Devices

Although our products are currently regulated in the United States primarily as drugs, there is a chance that our future products will be classified as medical devices and subject to the jurisdiction of FDA’s Center for Devices and Radiological Health and device regulations.

Unless an exemption applies, all medical devices introduced to the U.S. market since 1976 are required by the FDA, as a condition of marketing, to secure either clearance of a 510(k) pre-market notification or approval of a premarket approval application, or PMA. The FDA classifies medical devices into one of three classes. Devices deemed to pose a low or moderate risk are placed in Class I or II, which requires the manufacturer to submit to the FDA a 510(k) premarket notification requesting clearance for commercial distribution, unless the device type is exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in Class III, requiring submission and approval of a PMA. Both the 510(k) clearance and PMA processes can be resource intensive, expensive and lengthy, and require payment of significant user fees.

FDA 510(k) Pathway

To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take considerably longer, depending on the extent of FDA’s requests for additional information and the amount of time a sponsor takes to fulfill them.

After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured.

Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device.

After a device receives 510(k) clearance, any modification, including modification to or deviation from design, manufacturing processes, materials, packaging and sterilization that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, may require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA requires a new 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, the applicant may be required to cease marketing or recall the modified device until clearance or approval is received. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite 510(k) or PMA application.

If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. Pursuant to amendments to the FDCA in 2012, a manufacturer can also submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

De Novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure.

This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of Food and Drug Administration Safety and Innovation Act, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

FDA PMA Pathway

A company must submit a PMA if its device cannot be cleared through the 510(k) clearance or de novo process. A PMA application must be supported by extensive data, including, but not limited to, technical information, preclinical data, clinical trial data, manufacturing data and labeling, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information, such as a major deficiency letter, within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. Prior to approval of a PMA, the FDA may conduct a bioresearch monitoring inspection of the clinical trial data and clinical trial sites, and a QSR inspection of the manufacturing facility and processes. Overall, the FDA review of a PMA application is to take 180 days, although the review generally takes between one and three years or longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	the device may not be shown safe or effective to the FDA’s satisfaction;
•	the data from pre-clinical studies and/or clinical trials may be found unreliable or insufficient to support approval;
•	the manufacturing process or facilities may not meet applicable requirements; and
•	changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data are submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.

New PMA applications or PMA supplements may be required for modification to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, components, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change.

In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval studies or postmarket surveillance, whereby the applicant follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may require postmarket surveillance for certain devices approved under a PMA or cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility, devices where the failure of which would be reasonably likely to have serious adverse health consequences, or devices expected to have significant use in pediatric populations. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use.

Medical Device Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required for a 510(k) premarket notification. In the United States, these trials often require submission of an application for an investigational device exemption, or IDE, if the investigation involves a significant risk device. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients, unless the product candidate is deemed a non-significant risk device and is eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and appropriate IRBs at the clinical trial sites.

FDA Post-Approval Requirements

Drugs and medical devices manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, reviewing adverse event information and literature and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic inspections by the FDA and these state agencies for compliance with cGMP requirements. Manufacturers of medical devices are also subject to periodic inspections for compliance with cGMP requirements, as well as with the QSR. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Holders of an NDA for a combination product containing a device constituent part are also subject to certain device-related post-approval requirements, such as five-day reporting requirements and device malfunction reporting requirements.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about the safety or effectiveness of a drug or device are prohibited before approval. After approval, a drug or device generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe or administer drugs or devices for uses not described in the applicable labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementation regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Other Healthcare Laws and Regulations

Healthcare providers and third party payors play a primary role in the recommendation, prescription, treatment and coverage of procedures and FDA-approved prescription drugs. Arrangements and interactions with healthcare professionals, third party payors and patients, among others, are subject to broadly applicable fraud and abuse, anti-kickback and false claims laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. The U.S. federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to the following:

•

the federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or arranging for or recommending the purchase, lease, or order of any good or service, for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the federal Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase or recommend pharmaceutical and biological products, including discounts or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, patient assistance programs, educational and research grants, or charitable donations;

•

the federal civil False Claims Act prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to made or used a false record or statement material to a false or fraudulent claim or to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Actions under the federal False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Many pharmaceutical manufacturers have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper activities including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non reimbursable uses, and interactions with prescribers and other customers including those that may have affected their billing or coding practices and submission to the federal government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

•

the Foreign Corrupt Practices Act of 1977, which prohibits improper offering, promising, giving or authorizing others to offer, promise or give anything of value, either directly or indirectly, to foreign officials for the purpose of improperly influencing any act or decision, securing any other improper advantage, or obtaining or retaining business;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or collectively, HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value that they make to physicians and teaching hospitals and ownership and investment interests in the company held by physicians and their immediate families. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third party payors, including private insurers.

In addition to the foregoing requirements, several state, local and foreign laws now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare professionals and entities in these states. Other states restrict when pharmaceutical companies may provide meals or gifts to prescribers or engage in other marketing-related activities. Other states and cities require identification or licensing of sales representatives. Other states prohibit various other marketing related activities, including restricting the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Still other states require the posting of information relating to clinical studies and their outcomes and other states and cities require identification or licensing of sales representatives. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes of conduct. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws may face civil penalties.

State and federal regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal healthcare laws, including the federal Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and other patient support programs, including bringing criminal charges or civil enforcement actions under the federal Anti-Kickback statute, civil False Claims Act and violations of healthcare fraud and HIPAA privacy provisions.

Compliance with these federal and state laws and regulations requires substantial resources. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from participation in government healthcare programs such as the Medicare and Medicaid programs, reputational harm, administrative burdens such as integrity oversight and reporting obligations, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Companies settling federal false claims, kickback or Civil Monetary Penalty cases also may be required to enter into a Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General in order to avoid exclusion from participation (i.e., loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs on companies to ensure compliance.

For additional information regarding obligations under federal healthcare statues and regulations, refer to the risk factor titled “Risk Factors—Risks Related to Government Regulation—If we fail to comply with healthcare and other regulations, we could face substantial penalties and our business operations and financial condition could be adversely affected.”

U.S. Data Privacy Laws

Under the administrative simplification provisions of HIPAA, the U.S. Department of Health and Human Services, or HHS, issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of protected health information, or PHI. HIPAA includes privacy and security rules, breach notification requirements and electronic transaction standards. HIPAA applies to covered entities which include certain healthcare providers, healthcare clearinghouses and health plans, as well as persons and entities that provide services on their behalf that involve PHI, known as business associates.

In addition, we may be subject to state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. State laws may be more stringent, broader in scope or offer greater individual rights with respect to PHI than HIPAA, and state laws may differ from each other, which may complicate compliance efforts.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Each state in the United States has its own law relating to notification requirements to users and state attorneys’ general and state agencies in the event of data breach (the unauthorized disclosure of or access to users personal data). In addition to its state breach notification requirements, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which will come into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the European Union General Data Protection Regulation, or the GDPR. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

GDPR

EU member states, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the European Union, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR became effective on May 25, 2018, repealing the Data Protection Directive and increasing our responsibility and liability in relation to the processing of personal data of EU subjects.

The GDPR, together with the national legislation of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the European Union, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the European Union. Guidance on implementation and compliance practices are often updated or otherwise revised.

U.S. Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Healthcare Reform Act, which has substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Among the ways in which it may impact our business, particularly if in the future Medicare or Medicaid covers or reimburses our drug formulations, the Healthcare Reform Act:

•

imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, although the effective rate paid may be lower. Under the Consolidated Appropriations Act of 2016, the excise tax was suspended through December 31, 2017, and under the continuing resolution on appropriations for fiscal year 2018, or 2018 Appropriations Resolution, signed by President Trump on January 22, 2018, was further suspended through December 31, 2019;

•

establishes an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•

expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expands the entities eligible for discounts under the Public Health program; and
•	creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research.

Some of the provisions of the Healthcare Reform Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Healthcare Reform Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Healthcare Reform Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Healthcare Reform Act or otherwise circumvent some of the requirements for health insurance mandated by the Healthcare Reform Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Healthcare Reform Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Healthcare Reform Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Healthcare Reform Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2018 Appropriations Resolution delayed the implementation of certain Healthcare Reform Act-mandated fees, including, without limitation, the medical device excise tax. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain Healthcare Reform Act qualified health plans and health insurance issuers under the Healthcare Reform Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. We continue to evaluate the potential impact of the Healthcare Reform Act and its possible repeal or replacement on our business.

In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that additional healthcare reform measures will be adopted in the future.

U.S. Pharmaceutical Pricing and Reimbursement

Our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of financial coverage and adequate reimbursement from third party payors, managed care organizations and private health insurers.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals in the United States to change the healthcare system in ways that could impact our ability to sell our products profitably, particularly given the current atmosphere of mounting criticism of prescription drug costs in the United States. We expect to continue to experience pricing pressure in the United States in connection with the sale of our products due to managed healthcare, the increasing influence of health maintenance organizations, additional legislative proposals to curb healthcare costs and negative publicity regarding pricing and price increases generally, which could limit the prices that we charge for our products, limit our commercial opportunity and/or negatively impact revenues from sales of our products. We anticipate that the Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies impacting pricing that are intended to curb rising healthcare costs. These cost containment measures may include; pharmaceutical cost transparency bills that aim to require drug companies to justify their prices through required disclosures; controls on healthcare providers; challenges to the pricing of products or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by third party payors to make coverage and payment decisions.

In addition, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Third party payors, decide which products can be reimbursed and establish reimbursement and co-pay levels and conditions for reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic and/or clinical studies in order to demonstrate the cost effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost-effective than other products, and third party payors may not provide and maintain coverage and reimbursement for our products or any of our product candidates that we commercialize, in whole or in part.

The process for determining whether a third party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product once coverage is approved. Third party payors may limit coverage or may not provide coverage of an approved products for a particular indication. Additionally, no uniform policy for coverage and reimbursement exists in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor.

Regulation in the European Union

In the European Union, we are required under the European Medical Devices Directive 93/42/EEC to conduct an assessment of the conformity of our products falling within the definition of a medical device with the obligations laid down in the Medical Devices Directive, where necessary with the participation of a notified body who must issue a related EC Certificate of Conformity, and to affix the CE mark to these medical devices prior to selling the products in EU member states.

The CE mark is an EU symbol that represents adherence to certain requirements governing the safety, and performance of the medical device mandated in the European Medical Device Directive. This includes the “Essential Requirements” listed in Annex I to the Directive. Once affixed, the CE mark enables a product to be sold within the European Economic Area, or EEA, which is composed of the 28 member states of the European Union plus Norway, Iceland, and Liechtenstein. A bi-lateral agreement concluded between the European Union and Switzerland also permits CE marked medical devices to be marketed in Switzerland. To demonstrate compliance with the Essential Requirements, we must undergo a conformity assessment procedure. This includes an evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. The conformity assessment procedure varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile) in relation to which the manufacturer can prepare their own EC Declaration of Conformity following conduct of a self-assessment of the conformity of its products with the Essential Requirements of the Medical Devices Directive, a conformity assessment procedure requires the intervention of a notified body. In the case of medium to high risk (Class IIa, IIb and III) medical devices, including our KXL and Mosaic systems which are Class IIa medical devices, the EC Certificate of Conformity is issued by a notified body. Notified bodies are private organizations that are licensed by the competent authorities of individual EU member states to conduct conformity assessment procedures and to verify the conformity of manufacturers and their medical devices with the Essential Requirements.

Depending on the relevant conformity assessment procedure, the notified body would typically audit and examine the technical file, the clinical evaluation report and the quality system for the manufacture, design and final inspection of our devices. The notified body issues an EC Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This EC Certificate of Conformity must be renewed, generally on a three yearly basis.

In 2011, we received a EC Certificate of Conformity from our notified body for our KXL system allowing the CE mark to be affixed to the KXL system. Our existing EC Certificate of Conformity for our KXL system is valid until May 1, 2020. In 2015, we received a EC Certificate of Conformity from our notified body for our Mosaic system allowing the CE mark to be affixed to the Mosaic system. Our existing EC Certificate of Conformity for our Mosaic system is valid until May 1, 2020.

Manufacturers must also comply with quality system requirements laid down in the Annexes to the Medical Devices Directive. To facilitate compliance with the Essential Requirements quality system requirements for which the Medical Devices Directive provides, Article 5 of the Medical Devices Directive foresees the possible recourse to harmonized European Standards. Where the reference of these Standards has been published in the Official Journal of the European Union, compliance with such Standards will constitute a presumption of conformity with Essential Requirements laid down in Annex I to the Medical Devices Directive or the quality system requirements laid down in the relevant Annex to the Directive. While compliance with the Essential Requirements and relevant quality system requirements is obligatory, the Standards remain voluntary. However, compliance with the Standards is an effective way of demonstrating compliance with the Essential Requirements and quality management system requirements.

The Medical Devices Directive requires manufacturers to maintain a Technical File related to their products demonstrating compliance with the obligations imposed by the Medical Devices Directive. Once the manufacturer has completed the Technical File for the medical device and, where necessary, the EC Certificate of Conformity has been issued, the manufacturer may affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

If we introduce any substantial changes to our medical devices, this could require conduct of an additional conformity assessment process in relation to the substantial changes and modification or preparation of a new Technical File, new EC Certificates of Conformity and new EC Declarations of Conformity. Additionally, we may need to assess the conformity with the Medical Devices Directive and affix a CE mark to any new medical devices that we may develop in the future.

Products regulated as medical devices according to the Medical Devices Directive are subject to a number of post-marketing regulatory requirements, including establishment of a post-marketing vigilance procedure, requirements for reporting of adverse events, procedures related to conduct of Field Safety Corrective Actions, including product recalls and withdrawals, marketing and promotion of medical devices, interactions with healthcare professionals, registration of medical devices and pricing and reimbursement of medical devices. In some circumstances, issue of an EC Certificate of Conformity by a notified body may also be conditional on our providing undertaking to conduct post-marketing clinical studies.

In May 2017, the EU Medical Devices Regulation (Regulation 2017/745), or MDR, was adopted. The MDR repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike Directives, which must be implemented into the national laws of the EU member states, the MDR will be directly applicable in the EU member states and on the basis of the EEA agreement in Iceland, Lichtenstein and Norway. The MDR is, among other things, intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR will apply as of May 26, 2020. Once applicable, the MDR will among other things:

•	strengthen the rules on placing medical devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and
•	strengthen the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Once applicable, the MDR will impose increased compliance obligations for us to access the EU market. Moreover, the scrutiny imposed by notified bodies for the technical documentation related these devices will increase considerably.

Manufacturing and Distribution

We currently produce the majority of our KXL and Mosaic systems at our headquarters in Burlington, Massachusetts, with some additional limited manufacturing operations in Dublin, Ireland. We use a mix of custom and off-the-shelf components, which are supplied to us from suppliers per our specifications. We assemble and test our devices for compliance with our specifications before releasing the finished product for shipment to our customers. Our Burlington and Dublin facilities are ISO 13485 compliant. A number of components used in our KXL and Mosaic systems are supplied to us from single source suppliers. We generally acquire our single source components pursuant to purchase orders placed in the ordinary course of business. As such, if one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers and may also face delays in the development and commercialization of our products.

Our ability to supply our products and to develop our products depends, in part, on our ability to successfully obtain in sufficient quantities the active ingredients in our riboflavin drug formulations, as well as the final formulations that have been produced in accordance with FDA requirements. We have entered into manufacturing, supply or quality agreements with our single source suppliers pursuant to which they supply these ingredients and drug formulations. To date, we have not experienced any significant supply constraints or delays in procuring active pharmaceutical ingredient, or API, or drug products.

We currently have a master services agreement, or MSA, dated November 2012 with Albany Molecular Research Inc., or AMRI. The MSA extends until terminated by either party in accordance with the termination provision, which requires nine months’ notice if terminated by AMRI and 30 days’ notice if terminated by us. In March 2014, we entered into a commercial supply agreement with AMRI, pursuant to which we purchase the API in our riboflavin formulations, which is manufactured exclusively for us, in quantities specified in forecasts provided by us and updated on a rolling basis. This supply agreement has a five-year term, and we are currently negotiating a renewal term. We also recently executed a quality agreement with AMRI to specify which party is responsible for the various cGMP aspects of manufacturing.

In November 2010, we signed an exclusive supply agreement with Medio-Haus-Medizinprodukte GmbH, or Medio-Haus, in Germany for the products we market outside of the United States. In June 2014, we entered into an amendment to this supply agreement with Medio-Haus, pursuant to which we have exclusive rights to distribute all of their riboflavin drug formulations, including the Medio Cross, Vibex and ParaCel products, subject to ordering certain minimum quantities, in quantities to be specified in forecasts provided by us. This agreement extends exclusively until May 2029. Either we or Medio-Haus may terminate the agreement prior to that date for cause.

In December 2014, we entered in to a commercial manufacturing agreement with Ajinomoto Althea pursuant to which Ajinomoto Althea formulates our API into the final drug product. This agreement automatically renews for successive two-year periods following the expiration of the initial term in December 2018. Either we or Ajinomoto Althea may terminate the agreement prior to that date without cause upon 24 month’s written notice. In addition, either party may terminate the agreement for uncured material breach by, or insolvency of, the other party, and we may terminate the agreement in the event of a change of control of either us or Ajinomoto Althea.

Employees

As of December 31, 2018, we had 122 full-time employees with 22 in research and development, business development and laboratory and commercial operations, and 15 in general and administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good. We have also engaged and may continue to engage independent contractors to assist us with operational, clinical, sales and engineering functions.

Corporate Information

We were originally incorporated under the laws of the State of Delaware under the name ThermalVision, Inc. in November 2002. We changed our name to Avedro, Inc. in October 2005. Our principal executive offices are located at 201 Jones Road, Waltham, Massachusetts 02451. Our telephone number is (781) 768-3400. Our website address is www.avedro.com. We completed our initial public offering in February 2019 and our common stock is listed on the Nasdaq Global Market under the symbol “AVDR.”

The Avedro logo and the names Avedro®, KXL®, KXL II®, PiXL™, Lasik Xtra®, Vibex™, Vibex Xtra™, Vibex Rapid™, Photrexa™, ParaCel®, See Strong™, The World Leader In Corneal Cross-Linking Science®, The World Leader in Corneal Remodeling™, CuRV™, Boost Goggles™, Mosaic®, ZXL™, AK Xtra™ and KeraFlex® and other registered or common law trademarks or service marks of Avedro, Inc. appearing in this Annual Report on Form 10-K are the property of Avedro, Inc. Solely for your convenience, trade names, trademarks and service marks contained in this Annual Report may appear without the “®” or “™” symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent possible under applicable law, our rights or the rights of the applicable licensor to those trade names, trademarks and service marks.

Item 1A. Risk Factors.

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, together with general economic and business risks as well as all of the other information contained in this Annual Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as any other documents we file with the Securities and Exchange Commission, or SEC.  Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. See “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

We have incurred significant operating losses since our inception and anticipate that we will continue to incur significant operating losses for the foreseeable future and may never be profitable.

We have incurred net losses since our inception. For the years ended December 31, 2016, 2017 and 2018, we had net losses of $16.4 million, $21.3 million and $25.1 million, respectively. As of December 31, 2018, we had an accumulated deficit of $182.1 million. To date, we have financed our operations primarily through sales of our preferred stock, debt financings and, more recently, sales of our proprietary Photrexa formulations and our KXL system and from our recently completed initial public offering, or IPO, in February 2019. Historically, we have devoted substantially all of our resources to the research, development and engineering of our products and product candidates, seeking regulatory approval of our products and product candidates and the commercial launch of our KXL system and its associated Photrexa formulations in the United States.

We expect that our operating expenses will increase substantially as we expand our research and development activities, product portfolio commercial infrastructure and incur additional operational costs associated with being a public company. As a result of the foregoing, we expect to continue to incur significant operating losses in the future and may never achieve profitability. We will need to generate significant additional net sales to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or sustain profitability could have an adverse effect on the value of our common stock.

We rely on the sale of our KXL system and its associated drug formulations to generate revenue, and we are therefore highly dependent on a limited number of products.

At present, we primarily rely on the sale of our KXL system and its associated drug formulations to generate revenue, and we expect to generate substantially all of our revenue in the foreseeable future from sales of these and any related products. We expect that sales of our KXL system and its associated drug formulations will continue to account for the substantial majority of our revenue going forward. Therefore, our ability to execute our growth strategy and become profitable will depend upon continued increased adoption of corneal cross-linking for the treatment of corneal ectatic disorders, especially in the United States, and specifically on the adoption of our KXL system and its associated drug formulations. If our products fail to achieve wide market acceptance for any reason, our business, financial conditions, results of operations and growth prospects would be materially and adversely affected.

Our revenue from sales of the KXL system and its associated Photrexa formulations is dependent upon the pricing and reimbursement guidelines adopted in the United States.

In the U.S. market, our ability to commercialize our KXL system and its associated Photrexa formulations successfully depends in significant part on the availability of insurance coverage and adequate reimbursement from private health insurers. Private payors decide which drugs can be reimbursed and establish reimbursement and co-pay levels and conditions for reimbursement. Private payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy.

If reimbursement for our products is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business will be materially harmed. Our financial success depends on our ability to price our products in a manner acceptable to relevant third party payors. Numerous factors that may be beyond our control may ultimately impact the pricing of our KXL system and its associated Photrexa formulations and determine whether healthcare providers are able to obtain reimbursement at adequate levels from third-party private payors. If there is no coverage or our products are not adequately reimbursed, we will experience reduced or stagnant sales, our business, financial conditions, results of operations and growth prospects would be materially and adversely affected, and we may not become profitable.

Healthcare providers and private payors use coding systems to identify diagnoses, procedures, services, products, pharmaceutical devices, equipment and other health-related items and services. Proper coding is an integral component to receiving appropriate reimbursement for our KXL system and its associated Photrexa formulations. The majority of third-party payors use nationally recognized code sets to report medical conditions, services and products. We were granted a Category III Current Procedural Terminology, or CPT, code for corneal cross-linking for the treatment of progressive keratoconus and received a product-specific J code from the Centers for Medicare & Medicaid Services, or CMS, for our Photrexa formulations in November 2018. The J code became effective on January 1, 2019. Nevertheless, we cannot predict at this time how much physicians will be reimbursed for cross-linking treatments using our KXL system and its associated Photrexa formulations, and whether those physicians will consider such reimbursement adequate to utilize our KXL system and its associated Photrexa formulations more frequently. We have not signed a Medicaid Drug Rebate Agreement for our Photrexa formulations, and therefore, payment for the Photrexa formulations is not available under Medicare, and may not be available under some or all state Medicaid plans.

Further, increasing consolidation among third-party payors has led to fewer and larger third-party payors with increased negotiating power. We expect to continue to experience increasing pressure from third-party payors to agree to discounts, rebates or other restrictive pricing terms. If we are unsuccessful at ensuring reimbursement for our products in a timely manner and at acceptable levels, or if third party payors limit the indications for which our products will be reimbursed or refuse to provide reimbursement, demand for our products may be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additionally, there is no uniform policy of coverage and reimbursement for our products or procedures using our products among third-party payors in the United States, and coverage and reimbursement for our products and procedures using our products can differ significantly from payor to payor. Further, these payors regularly review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and treatments. Third-party payors may not consider our products to be medically necessary or cost-effective for certain indications or for all uses, and as a result, may not provide coverage for the products.

Our business also could be adversely affected if healthcare providers, including ophthalmologists, hospitals and ambulatory surgery centers, are not adequately reimbursed for the KXL system and its associated Photrexa formulations on a basis satisfactory to these providers.

In addition, we may decide to participate in the U.S. Department of Veterans Affairs Federal Supply Schedule, or FSS, pricing program, which would subject us to complex laws and regulations regarding price reporting and contracting obligations. Participation in the FSS pricing program would permit us to sell our Photrexa formulations to the U.S. Department of Veterans Affairs, Department of Defense, Public Health Service and Coast Guard, but those sales would be capped by a statutory ceiling price.

We have a limited history marketing and selling the KXL system and its associated Photrexa formulations in the United States.

We began marketing the KXL system in combination with its associated Photrexa formulations in the United States in September 2016, and we have a limited history marketing and selling the KXL system and its associated Photrexa formulations in the United States.

In order to generate increased sales, we will need to expand the size and geographic scope of our direct field support team. As a result, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled local sales managers, direct sales representatives with technical knowledge of the KXL system and its associated Photrexa formulations and field reimbursement specialists. Because of the competition for their services, we cannot assure you we will be able to hire and retain additional direct sales representatives or field reimbursement specialists on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales representatives and field reimbursement specialists would prevent us from expanding our business and generating sales. Additionally, new hires require training and take time before they achieve full productivity. If we fail to train new hires adequately, new hires may not become as productive as may be necessary to maintain or increase our sales.

The further expansion of our sales force will require significant additional investment and time. If we are unable to expand our sales and marketing capabilities, we may not be able to commercialize our products effectively in the United States, which would adversely affect our business, financial condition, results of operations and growth prospects. Additionally, if we overestimate the size and growth of our user base, or their expected utilization of our product post-training, we could overspend on sales and marketing programs and infrastructure or suffer material diminishing returns on these investments. Because the KXL system in combination with its associated Photrexa formulations is the first and only corneal cross-linking product offering approved by the Food and Drug Administration, or FDA, for progressive keratoconus and corneal ectasia following refractive surgery, there are no specific commercial models of other companies that we can utilize to project our resource and investment needs. If we fail to forecast our commercial infrastructure needs correctly, over- or under-investing in market reach, acceptance and penetration, it could materially and adversely impact our financial operating results as we may not see sufficient net sales growth to become profitable.

While certain of our products are commercially available, these products, as well as products that we may be able to commercialize in the future under applicable regulatory regimes, may fail to achieve the degree of market acceptance necessary for commercial success.

We have received FDA approval for our KXL system and its associated Photrexa formulations for the treatment of progressive keratoconus and corneal ectasia following refractive surgery, and the KXL system, Mosaic system and their associated drug formulations are CE marked in the European Union and are approved in certain other countries outside of the United States. Outside of the United States, our systems are not regulated as a combination drug/device, and as such the KXL system and its associated drug formulations, as well as the Mosaic system and its associated drug formulations, are individually CE marked. Although our products are CE marked in the European Union and we have marketing authorizations for these products in other territories, these products, as well as products that we may be able to commercialize in the future under applicable regulatory regimes, may fail to achieve the degree of market acceptance by ophthalmologists and other eye care professionals necessary for commercial success. Additionally, market acceptance of our products and any product that we are able to commercialize in the future depends on a number of factors, including:

•	the timing of market introduction of the product as well as competitive products;
•	the clinical indications or intended use for which the product is approved, cleared or CE marked in each applicable jurisdiction;
•	the quality, efficacy, performance and safety of the product;
•	the convenience and ease of administration to patients of the product;
•	the potential and perceived advantages of such product over alternative treatments;
•	the cost of treatment borne by individuals directly in relation to alternative treatments;
•	changes in the standard of care for the targeted indications for the product;
•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;
•	the willingness of patients to pay out-of-pocket in the absence of coverage and/or adequate reimbursement by third-party payors;

•	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s approved labeling; and
•	the effectiveness of sales and marketing efforts by us and our distributors.

Ophthalmologists and referring optometrists play a significant role in determining the course of treatment and, ultimately, the type of products that will be used to treat a patient. As a result, it will be important for us to market our products to them effectively. Acceptance of our products depends on educating ophthalmologists as to the distinctive characteristics, perceived clinical benefits, safety and cost-effectiveness of our products as compared to existing vision correction applications and procedures, such as eyeglasses, rigid contact lenses, surgically implanted intracorneal ring segments, laser vision correction, such as laser in situ keratomileusis, or LASIK, and corneal transplants. It also depends on increasing awareness to referring optometrists of corneal cross-linking as a therapeutic treatment for corneal ectatic disorders, and training ophthalmologists in the proper application of our products. If we are not successful in increasing awareness to referring optometrists, convincing ophthalmologists of the merits of our products or educating them on the use of our products, they may not use our products and we will be unable to fully commercialize our products or our business, financial conditions, results of operations and growth prospects would be materially and adversely affected. Ophthalmologists may be hesitant to change their medical treatment practices for the following reasons, among others:

•	lack of experience with our products;
•	existing relationships with competitors and distributors that sell their products;
•	lack or perceived lack of evidence supporting additional patient benefits; and
•	perceived liability risks generally associated with the use of new products and procedures.

Even if a product displays a favorable safety profile and efficacy in preclinical studies and clinical trials and is approved by the relevant regulatory authorities on that basis, market acceptance of the product will not be known until after it is launched. In addition, we believe recommendations and support of our products by influential ophthalmologists are important for market acceptance and adoption. If we do not receive support from such ophthalmologists or long-term data does not show the benefits of using our products, ophthalmologists may not use our products, and our business, financial conditions, results of operations and growth prospects would be materially and adversely affected. In such circumstances, we may not be able to grow our revenue or achieve profitability.

We rely on contract manufacturing organizations, or CMOs, to manufacture and supply certain components of our technology platform and to supply our formulations of riboflavin, some of which are single-source suppliers.

We currently manufacture the KXL and Mosaic systems at our manufacturing headquarters in Burlington, Massachusetts. We also rely upon third-party CMOs to manufacture our drug formulations and other third parties to supply off-the-shelf and custom components for our devices, such as molded plastic components, machine parts and circuit boards. In addition, we currently have an exclusive supply agreement with Medio-Haus-Medizinprodukte GmbH, or Medio-Haus, to manufacture our drug formulations that are available outside of the United States for use with our KXL and Mosaic systems. We have also entered into manufacturing, supply or quality agreements with single-source suppliers pursuant to which they supply to us the active pharmaceutical ingredient, or API, we use for our Photrexa formulations. We currently rely on Albany Molecular Research Inc., or AMRI, to manufacture and provide us with clinical supply of our API. The API is exclusively manufactured for us by AMRI and then the API is transferred to Ajinomoto Althea for production of our Photrexa formulations.

If we and any of our suppliers cannot agree in the future to the terms and conditions for provision of the products necessary for our clinical and commercial supply needs, or if any of our suppliers terminate their agreements in response to a breach by us or otherwise become unable to fulfill their supply obligations, our ability to market and sell products and to conduct clinical trials could be delayed until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would delay the development and impair the commercialization of our products. New suppliers of any products would be required to qualify under applicable regulatory requirements. Obtaining the necessary FDA, EU or other regulatory approvals or other qualifications required for changes in manufacturing sites, methods or processes under applicable regulatory requirements could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

Our proprietary Photrexa formulations are regulated by the FDA as the drug component of a combination drug/device product. We are required to manufacture both our proprietary drug formulations, Photrexa and Photrexa Viscous, and their API in accordance with the FDA’s current good manufacturing practice regulations guidance and standards, or collectively, cGMPs, as well as in accordance with the drug product specifications approved by the FDA in the United States. The manufacture of pharmaceutical products in compliance with cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Our Photrexa and Photrexa Viscous API is not available in pharmaceutical quality as a catalog product. Manufacturers of our current or future products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new regulations, guidance or standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging, or testing of products. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension, or delay in product approval, product seizure, or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws, regulations, guidance or standards or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result.

Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal, state and foreign regulatory requirements. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, guidance or standards, our ability to provide commercial product or study drugs in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs, and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, cGMPs, ISO Quality Management Systems, or equivalent standards, manufacturing of our products could be negatively impacted and sales of our products could suffer.

The methods used by, and the facilities of, our CMOs, and our manufacturing practices in the United States, to the extent we continue to manufacture our products in the future, must be in compliance with the FDA’s applicable QSR and cGMPs. We and our CMOs are also subject to similar state and foreign requirements and licenses in third countries, including the Medical Devices Directive, the ISO 13485 Quality Management Systems, or QMS, standard or equivalent standards applicable to medical devices. In addition, we and our CMOs must engage in regulatory reporting in the case of potential patient safety risks and are subject to market surveillance activities and periodic unannounced inspections and/or audits of our facilities, procedures, and records by governmental agencies, including the FDA, state authorities, comparable foreign agencies and notified bodies. If we or our CMOs fail to comply with the applicable cGMPs, the QSR, QMS or other applicable regulations and standards, our operations could be disrupted and our manufacturing interrupted, and we may be subject to enforcement actions if our corrective and preventive actions are not adequate to ensure compliance. Further, if our current CMOs fail to comply with the applicable cGMPs, the QSR, QMS or other applicable regulations and standards, we may be required to contract with alternate CMOs, which may result in substantial delays in our manufacturing processes and increases in our manufacturing costs, and which could materially and adversely affect our business, financial conditions, results of operations and growth prospects.

Failure to take adequate corrective action in response to inspectional observations or any notice of deficiencies from a regulatory inspection or audit could result in partial or total shut-down of our or our CMO’s manufacturing operations unless and until adequate corrections are implemented, voluntary or FDA-ordered recall, or equivalent third country authority recall, FDA or equivalent third country authority seizure of affected devices, court-ordered injunction or consent decree that could impose additional regulatory oversight and significant requirements and limitations on our manufacturing operations, significant fines, suspension or withdrawal of marketing clearances and approvals, suspension, variation or withdrawal of EC Certificates of Conformity, and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

The FDA and other foreign regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our CMOs. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product, or revocation of a pre-existing approval. As a result, our business, financial conditions, results of operations and growth prospects could be materially and adversely affected. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply.

We rely, and in the future expect to rely, on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.

We rely on distributors for all of our sales outside the United States and do not have direct control over foreign sales activities. Our revenue outside the United States represented 42.6%, 46.2% and 32.5% of our revenues in the years ended December 31, 2016, 2017 and 2018, respectively, and we intend to continue our efforts to increase our sales in the European Union, the Middle East, China, South Korea and Japan and other markets outside of the United States. The agreements with our existing distributors typically have a term of 24 months and require the distributor to sell a minimum quantity of products during the course of the contract. However, if our existing international distributors fail to sell our products or sell at lower levels than we anticipate, we could experience a decline in revenue or fail to meet our forecasts.

We may also face significant challenges and risks in managing a geographically dispersed distribution network. We have limited ability to control any third-party distributors. Our distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe enable the products to develop, achieve or sustain market acceptance. Additionally, in some international jurisdictions, we rely on our distributors to manage the regulatory process, while complying with all applicable rules and regulations, and we are dependent on their ability to do so effectively. If a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect our sales. As a result of our reliance on third-party distributors outside the United States, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

Our long-term growth depends in part on our ability to develop and commercialize additional products.

It is important to our business that we continue to enhance our product offerings and commercialize new products. Developing products is expensive and time-consuming and could divert management’s attention away from our current commercial products. Even if we are successful in developing additional products, the success of any new product offering or enhancements to existing products will depend on several factors, including our ability to:

•	properly identify and anticipate physician and patient needs;
•	develop and introduce new products or product enhancements in a timely manner;
•	avoid infringing upon the intellectual property rights of third parties;
•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;
•	for products to be marketed in the United States, be fully FDA-compliant with marketing of new drugs, devices, drug/device combination products or modified versions of such products;
•	provide adequate training to potential users of our products;
•	receive coverage and adequate reimbursement for procedures performed with our products; and
•	develop an effective and dedicated sales and marketing team.

If we are unsuccessful in developing and commercializing new products, our ability to increase our revenue may be impaired.

We operate in a very competitive industry and we may fail to compete successfully against our existing or potential competitors, many of whom have greater resources than we have.

Our industry is highly competitive and subject to rapid and significant change. For the treatment of progressive keratoconus, we currently compete with available disease management options, including eyeglasses, rigid contact lenses and corneal transplants, which is an invasive, end-stage definitive-care solution. We face potential competition from pharmaceutical, medical device and biotechnology companies, including academic institutions, government agencies and research institutions. For example, in the U.S. corneal ectatic disorders market, we are aware that some providers who are not currently our customers are promoting corneal cross-linking for the treatment of keratoconus and we believe these providers are primarily using products from CXLUSA or PeschkeTrade GmBH, a Swiss corporation. In addition, iVeena Delivery Systems is currently in early-stage clinical development for a twice-daily eye drop for the treatment of keratoconus, and for which iVeena has received orphan drug designation. Outside the United States, our primary competitors in the corneal ectatic disorder market offer for sale devices and drug product for corneal cross-linking procedures, including PeschkeTrade, EMAGine, IROS, LIGHTMED Corporation, NVILaser, SERVImed, SOOFT italia S.p.A. and Appasamy Associates. Several of these companies offer lower-cost solutions for corneal cross-linking.

Our initial clinical focus in the vision correction market is on the treatment of patients with presbyopia. Our primary competitors in this market are mainly competitors that are developing corneal inlay surgical solutions for presbyopia, such as Presbia, LLC, which is in the process of obtaining FDA approval for a proprietary optical lens implant for treating presbyopia, Allotex Inc., which is developing shaped human corneal grafts for inlay, Gebauer Medizintechnik GmbH, which offers an inlay procedure outside of the United States using human donor tissue, and Novartis International AG, which is developing a drug to permanently soften the lens for presbyopia. For other vision correction applications, we currently compete with available options for disease management, including eyeglasses, contact lenses, surgically implanted intracorneal ring segments and laser vision correction, such as LASIK, as well as corneal transplants. Other competitors developing non-surgical treatment options for presbyopia include Allergan plc, Presbyopia Therapies, LLC, Clerio Vision, Inc. and TECLens, LLC. We expect that any such treatment options that are successfully developed could eventually be available both within and outside the United States. Consolidations and mergers and acquisitions in the pharmaceutical, medical device and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel therapies that are more effective, safer or less costly than our current or future products, or obtain regulatory approval for their products more rapidly than we may obtain approval for our products. Our success will also be based in part on our ability to identify, develop and manage a portfolio of products that are safer and more effective than competing therapies for corneal ectasia and refractive conditions.

These competitors may also enjoy several competitive advantages over us, including:

•	greater financial and human resources for sales and marketing, managed care and reimbursement, medical affairs and product development;
•	established relationships with healthcare providers;
•	established reputation and name recognition among healthcare providers and other key opinion leaders in our industry;
•	in some cases, an established base of long-time customers;

•	products supported by a large volume of short-term and long-term clinical data;
•	products that are more cost-effective for clinicians and patients;
•	larger and more established distribution networks;
•	greater ability to cross-sell products or provide incentives to healthcare providers to use their products; and
•	more experience in conducting research, development and engineering activities, manufacturing, clinical trials, and obtaining regulatory approval.

For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. As a result, we may fail to meet our strategic objectives and forecasted budget and our business, financial conditions, results of operations and growth prospects could be materially and adversely affected.

The FDA granted us orphan drug designations for the use of riboflavin and ultraviolet A, or UVA, irradiation for the treatment of keratoconus and corneal ectasia following refractive surgery. After FDA approval, Photrexa and Photrexa Viscous were also granted seven years of orphan exclusivity from the date of approval based on this orphan drug designation, during which period the FDA generally may not approve any other application to market the same drug for the same indication. However, the FDA is not blocked from approving applications for the same drug for a different indication, or a different drug for the same indication. The FDA may also approve an application for the same drug for the same indication upon a showing of the new product’s clinical superiority over our Photrexa and Photrexa Viscous products.

We may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2018, we had 122 employees. Over the next several years, we expect to increase significantly the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales, marketing and reimbursement and other functional areas, including finance, accounting, quality and legal. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

There may be significant disruptions in our information technology systems, and confidential information, including non-public personal information that we maintain, could be improperly disclosed.

The efficient operation of our business depends on our information technology systems. We are required by EU data privacy rules to ensure that we have established appropriate systems and procedures to ensure that personal data that we hold is appropriately protected. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, quality functions, inventory management, product development tasks, research, development and engineering data, and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, cyberattacks by computer viruses or hackers, power losses, and computer system or data network failures.

The U.S. federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of data. Some of these federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. In particular, under EU data privacy rules, we are required to enter into appropriate data processing agreements with our third-party service providers to ensure that personal data that we hold is appropriately protected. The failure of our, or our service providers’, information technology systems to perform as we anticipate or our failure to effectively implement new information technology systems, could disrupt our operations and could have an adverse effect on our business, financial conditions, results of operations and growth prospects. Our failure or the failure of our service providers to comply with applicable cybersecurity or privacy law may subject us to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our products in human clinical trials and the sale of our current and any future products that we may develop. If we cannot successfully defend ourselves against claims that our current or future products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of patients from clinical trials or cancellation of trials;
•	significant costs to defend the related litigation;
•	loss of revenues or failure to increase revenue; and
•	the inability to successfully commercialize any products that we may develop.

Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance. Any of these events could materially and adversely harm our business, financial conditions, results of operations and growth prospects and cause our stock price to decline.

We currently have $10.0 million in product liability insurance coverage for our clinical trials and marketed products, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Software and hardware defects may be discovered in our current or future products, which could harm our reputation and reduce our revenue.

Software and hardware incorporated into our current or future products may contain errors or defects, especially when first introduced. For example, our KXL and Mosaic systems incorporate our proprietary computer software. While we have made efforts to test this software and hardware extensively, we cannot assure you that this software and hardware, or software and hardware developed in the future, will not experience errors or performance problems. Because our current and future products may be designed to be used to perform complex medical procedures, we expect that our customers will have an increased sensitivity to such defects. If we experience software or hardware errors or performance problems in our approved products, we may also experience:

•	loss of revenue or failure to increase revenue;
•	delay in market acceptance of our approved products and reduced demand for any future products;
•	damage to our reputation;
•	additional regulatory filings;
•	product recalls;
•	suspension, variation, or withdrawal of EC Certificates of Conformity or delay in obtaining new EC Certificates of Conformity;
•	increased service costs; and
•	product liability claims.

We operate primarily at facilities in three locations, and any disruption at any of these facilities could adversely affect our business and operating results.

Our principal offices are located in Waltham, Massachusetts, and our manufacturing operations are located in Burlington, Massachusetts. We distribute and perform limited manufacturing outside of the United States at our site in Dublin, Ireland. Substantially all of our operations are conducted at these locations, including our manufacturing processes, research, development and engineering activities, customer and technical support and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods is held at these locations. Vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, at these or any of our other facilities could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information and cause us to incur additional expenses.

We take precautions to safeguard these facilities, as well as all of our other facilities, including acquiring insurance, adopting health and safety protocols, and utilizing off-site storage of computer data. However, such measures may not prove to be adequate or our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material and adverse effect on our business, financial conditions, results of operations and growth prospects.

The size of the market for products developed using our Avedro Corneal Remodeling Platform has not been established with precision, and may be smaller than we estimate.

Our estimate of the potential annual total addressable market for products developed using our Avedro Corneal Remodeling Platform, assuming we obtain approvals for the additional products and indications that are currently under development, is based on a number of internal and third-party estimates, including, without limitation, keratoconus peer-reviewed disease prevalence and incidence publications, the number of LASIK procedures performed in the United States as compared to the total number of low myopes, the number of presbyopia-correcting surgeries performed globally, and our internal estimates based on our commercialization experience in regions like the United Kingdom. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the potential total market for corneal cross-linking procedures and our Avedro Corneal Remodeling Platform, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the total addressable market for our products may prove to be incorrect. If the actual number of patients who would benefit from our products and the total addressable market for our products is smaller than we have estimated, it may impair our sales growth and may have a material and adverse effect on our business, financial conditions, results of operations and growth prospects.

Our international operations expose us to risks associated with doing business outside of the United States.

The sale and shipment of our products and services across international borders, as well as the purchase of components from international sources, subject us to extensive foreign governmental trade regulations. Compliance with such regulations is costly. Any failure to comply with applicable legal and regulatory obligations, including obligations related to EU data privacy, could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. In addition, if our third-party distributors fail to comply with these laws and regulations in their dealings, we could face potential liability or penalties for violations.

Our international business operations may expose us and our representatives, agents, distributors, and strategic collaborators to risks inherent in operating in foreign jurisdictions, including:

•	our ability, and the ability of our distributors, to obtain, and the costs associated with obtaining, export licenses, and other required export or import licenses or approvals;
•	operating under government-run healthcare systems and differing and multiple third-party reimbursement policies;
•	duties and tariffs, taxes, trade restrictions, license obligations, and other non-tariff barriers to trade;
•	changes in currency exchange rates;
•	burdens of complying with a wide variety of foreign laws and regulations related to healthcare products;

•	costs of localizing product and service offerings for foreign markets;
•	laws or business practices favoring local companies;
•	longer payment cycles and difficulties collecting receivables through foreign legal systems;
•	difficulties in enforcing or defending agreements and intellectual property rights; and
•	changes in foreign political or economic conditions.

We cannot ensure that one or more of these factors will not harm our business. Any material decrease in our international revenues or inability to expand our international operations would adversely our business, financial conditions, results of operations and growth prospects.

The expected withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as ‘‘Brexit.’’ The withdrawal of the United Kingdom from the European Union is set to take place on March 29, 2019; however, the United Kingdom and the European Union are currently negotiating the future terms of the United Kingdom’s relationship with the European Union. There is also the potential that the United Kingdom and the European Union may not agree a withdrawal arrangement before the date the United Kingdom leaves the European Union. Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business, medical devices and our product candidates is derived from EU directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our current product and future product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. In the near term, there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective U.K. and EU customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

If we fail to comply with U.S. export control and economic sanctions, our business, financial conditions, results of operations and growth prospects could be materially and adversely affected.

We are subject to U.S. export control and economic sanctions laws relating to the sale of our products, the violation of which could result in substantial penalties being imposed against us. We do not conduct business in Cuba, North Korea, Syria or Crimea, which are subject to U.S. comprehensive sanctions, or Sudan, which is subject to heightened U.S. export controls. We rely on general licenses issued by the U.S. Treasury Department’s Office of Foreign Assets Control to sell our products to Tavana Abzar Parto in Iran and receive payment. The use of the general licenses requires us to observe strict conditions with respect to products sold, end-user limitations and payment requirements. Although we believe we have maintained compliance with general license requirements and U.S. trade economic sanctions and export control regulations generally, there can be no assurance that the license will not be revoked or be renewed in the future, or that a compliance exception will not occur. More broadly, these laws and requirements are subject to change and if we fail to comply with current or future applicable export control or economic sanctions laws and requirements, the U.S. government could impose penalties, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected.

We depend on the knowledge and skills of our senior management and other key employees and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.

We are highly dependent on members of our management team, including Reza Zadno, our Chief Executive Officer, the loss of whose services may adversely impact the achievement of our objectives. Our success will depend on our ability to retain our management team and other key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense and we cannot guarantee that we will be able to retain our current personnel or attract new, qualified personnel. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. We do not maintain key man life insurance on any of our senior management or key employees. Each of our executive officers may terminate employment without notice and without cause or good reason.

We may enter into strategic collaborations, in-licensing arrangements or alliances with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we may enter into strategic collaborations, in-licensing arrangements or alliances to develop products and to pursue new markets. Proposing, negotiating and implementing strategic collaborations, in-licensing arrangements or alliances may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products.

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements would be contractual in nature and it is possible they could be terminated or dissolved under the terms of the applicable agreements.

We may seek to grow our business through strategic acquisitions and the failure to manage acquisitions, or the failure to integrate them with our existing business, could prevent us from realizing their anticipated benefits or otherwise have a material and adverse effect on our business, financial conditions, results of operations and growth prospects.

We have acquired products and technologies and, from time to time, we may consider opportunities to acquire other products, product candidates or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies. For example, in August 2014, we acquired the assets of IROC InnoCross, the first company to commercialize corneal cross-linking. We may not realize the anticipated benefits, or any benefits, from future acquisitions. In addition, if we finance acquisitions by issuing equity or convertible or other debt securities, our existing stockholders may be diluted or we could face constraints related to the repayment of indebtedness, which could adversely affect the market value of our common stock. Any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to pursue business opportunities or otherwise operate our business in the ordinary course. Further, if we fail to evaluate and execute acquisitions or investments properly, our business and prospects may be seriously harmed and the value of your investment may decline. For us to realize the benefits of past and future acquisitions, we must successfully integrate the acquired businesses, products, or technologies with ours, which may take time. Some of the challenges to successful integration of acquisitions may include:

•	problems assimilating the acquired products or technologies;
•	issues maintaining uniform standards, procedures, controls, and policies;
•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from our existing business;
•	delays by our CMOs to produce and deliver sufficient supply; and
•	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

We have no current commitments with respect to any acquisition. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may have a material and adverse effect on our business, financial conditions, results of operations and growth prospects.

Risks Related to Our Capital Requirements and Finances

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.

At December 31, 2018, we had $9.8 million in cash and cash equivalents. We believe that the net proceeds from our recent initial public offering of approximately $61.3 million, together with our existing cash and cash equivalents as of December 31, 2018, will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, the continued investment in and growth of our business, including the expansion of our sales and marketing infrastructure, research, development and engineering activities and manufacturing capabilities, will significantly increase our expenses, and we could spend our available financial resources faster than we currently expect. Our future capital requirements will depend on many factors, including:

•	the revenue generated by sales of our KXL system, Mosaic system and all of our proprietary drug formulations and any other future products that we may develop and commercialize;
•	the costs associated with expanding our sales and marketing infrastructure;
•	the expenses we incur in maintaining our manufacturing facility and adding further manufacturing equipment and capacity;
•	the costs associated with developing and commercializing our proposed products or technologies;
•	the costs of obtaining and maintaining regulatory clearance or approval for our current or future products;
•	the costs of ongoing compliance and regulatory requirements;
•	expenses we incur in connection with potential litigation or governmental investigations;
•	anticipated or unanticipated capital expenditures;
•	the costs of operating as a public company; and
•	unanticipated general and administrative expenses.

As a result of these and other factors, we do not know whether and the extent to which we may be required to raise additional capital. We may in the future seek additional capital from public or private offerings of our equity or debt securities, borrowings under credit lines or other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

If we are unable to raise additional capital, we may not be able to expand our sales and marketing infrastructure, enhance our current products or develop new products, take advantage of future opportunities or respond to competitive pressures, changes in supplier relationships or unanticipated changes in customer demand. Any of these events could adversely affect our ability to achieve our strategic objectives, which could have a material and adverse effect on our business, financial conditions, results of operations and growth prospects.

Our operating results may fluctuate significantly from quarter to quarter.

Although we have a limited operating history, there has been and there may continue to be meaningful variability in our operating results among quarters, as well as within each quarter. Our operating results, and the variability of these operating results, may be affected by numerous factors, including:

•	our ability to increase sales of our products and to commercialize and sell our future products, if any, and the number of our products sold in each quarter;
•	the pricing of our products and competitive products;
•	our ability to maintain and grow an effective sales and marketing infrastructure;
•

the amount of, and the timing of the payment for, insurance deductibles required to be paid by patients and potential patients under their existing insurance plans, if and when applicable to our products;

•	the expiration of our drug formulation supply, or interruption in the manufacturing or distribution of our products;
•	factors affecting the timing of purchases of our products;
•	the buying patterns of our distributors;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	results of clinical research and trials on our existing and future products;
•	the ability of our suppliers to timely provide us with an adequate supply of components that meet our requirements;
•	regulatory clearance or approvals affecting our products or those of our competitors;
•	changes in healthcare rules, coverage, and reimbursement by third party payors; and
•	the timing of revenue recognition associated with our product sales pursuant to applicable accounting standards.

As a result of our limited operating history, and due to the complexities of the industry in which we operate, it will be difficult for us to forecast demand for our current or future products with any degree of certainty, which means it will be difficult for us to forecast our sales. In addition, we will be significantly increasing our operating expenses as we expand our business. Accordingly, we may experience substantial variability in our operating results from quarter to quarter, including unanticipated or greater than expected quarterly losses. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Further, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

The terms of our credit agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have a credit agreement with OrbiMed Royalty Opportunities II, LP, or OrbiMed, that is secured by a lien covering all of our assets, including our intellectual property. As of December 31, 2018, the outstanding principal balance of the loan was $20.0 million. The credit agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to deliver certain financial reports and provide access to our books and records. Negative covenants include, among others, restrictions on change in control transactions, transferring any part of our business or property outside of the ordinary course of business, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, entering into certain transactions with affiliates and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the credit agreement, including failure to satisfy our operating covenants, OrbiMed may accelerate all of our repayment obligations and take control of our pledged assets, including our intellectual property, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. OrbiMed could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the credit agreement. Any declaration by OrbiMed of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.

Our credit agreement with OrbiMed permits additional interest on the outstanding principal amounts to be calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority, or the FCA, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

Prolonged negative economic conditions could adversely affect us, our customers and suppliers, which could harm our financial condition.

We are subject to the risks arising from adverse changes in general economic and market conditions. The global economy continues to experience market volatility and the uncertainty about future economic conditions could negatively impact our existing and potential customers and patients’ ability or willingness to pay out-of-pocket costs for the treatment and adversely impact our expenses and ability to obtain financing for our operations, and cause delays or other problems with key suppliers.

Healthcare spending in the United States has been, and is expected to continue to be, negatively affected by the continuing economic uncertainty. For example, patients who have lost their jobs and patients reducing their overall spending may eliminate healthcare-related purchases. A decline in economic conditions could result in a decline in the number of procedures performed with our products and could have an adverse effect on our business, financial position, and results of operations.

We may be prohibited from fully using our net operating loss carryforwards and research and development carryforwards, which could affect our financial performance.

As of December 31, 2018, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $142.1 million and $92.0 million, respectively. Our U.S. federal NOL carryforwards (other than those incurred in our taxable year ended December 31, 2018) begin to expire in 2025, and the state NOL carryforwards begin to expire in 2027. In addition, we had federal and state research and development, or R&D, tax credits of $16.7 million and $2.6 million as of December 31, 2018, respectively, available to offset future federal and state income taxes, which begin to expire in 2024 and 2022, respectively. Our ability to use these NOL and R&D credit carryforwards is subject to restrictions, including those contained in the Internal Revenue Code, which provide for limitations on our utilization of our NOL carryforwards and R&D credit carryforwards following a cumulative ownership change greater than 50% during the prescribed testing period. We believe that we have experienced such ownership changes in the past, including possibly in connection with our recent IPO. We also may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our NOL carryforwards and R&D credit carryforwards that relate to periods prior to any such ownership changes are limited in utilization. The annual limitation may result in the expiration of these carryforwards prior to utilization. In addition, in order to realize the future tax benefits of our NOL carryforwards and R&D credit carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2018.

The recently passed comprehensive tax reform law could adversely affect our business and financial condition.

On December 22, 2017, new legislation was enacted that significantly revised the Internal Revenue Code. The recently enacted federal income tax law, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of NOL carrybacks (in each case applicable to NOLs arising after 2017), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business, financial conditions, results of operations and growth prospects could be materially and adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Risks Related to Intellectual Property

Our intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

Our success depends in large part on our ability to maintain and protect our proprietary rights to the technologies and inventions used in or embodied by our products, and our ability to defend our intellectual property rights against third-party challenges and successfully enforce our intellectual property rights to prevent third-party infringement. To protect our proprietary technology, we rely on patent protection and a combination of trade secret and trademark laws, as well as nondisclosure, confidentiality, and other contractual restrictions in our consulting and employment agreements. These legal means afford only limited protection, however, and may not adequately protect our rights or permit us to gain or keep any competitive advantage.

In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property. The following examples are illustrative:

•

others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology, but that are not covered by the claims of the patents that we own or control, assuming such patents have issued or do issue;

•

we or our licensors or any future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;

•	we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	third parties performing manufacturing or testing for us using our products or technologies could use the intellectual property of others without obtaining a proper license;

•	parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
•	we may not develop or in-license additional proprietary technologies that are patentable;
•	we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material and adverse effect on our business, financial conditions, results of operations and growth prospects.

If we are unable to secure sufficient patent protection for our proprietary rights in our products and processes, and to adequately maintain and protect those rights, competitors will be able to compete against us more effectively, and our business will suffer.

The process of applying for patent protection itself is time consuming and expensive, and we cannot assure you that we will be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. We may also choose not to seek patent protection for certain innovations or products and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. As a result, some of our products are not, and in the future may not be, protected by patents. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we sell products and we may not accurately predict all the countries where patent protection would ultimately be desirable. In addition, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which we have patent protection that may not be sufficient to terminate infringing activities.

The patent positions of medical device and pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. The standards that the United States Patent and Trademark Office, or USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly. Changes in either the patent laws, implementing regulations or the interpretation of patent laws may diminish the value of our rights. The legal systems of certain countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions.

Moreover, we cannot assure you that all of our pending patent applications will issue as patents or that, if issued, they will issue in a form that will be advantageous to us. Even if issued, existing or future patents may be challenged, including with respect to ownership, narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our products and technologies. The strength of the claims in any issued patent depends greatly on the quality of the examination conducted by the respective patent office. During a poor examination, the examiner may fail to identify and consider the most relevant prior art and may allow claims that are overly broad in scope and easily invalidated. In the United States and other jurisdictions, patent applicants and their attorneys have a duty to disclose any known prior art and/or facts that may be material to the examination of their patent applications. A failure to disclose known material information during examination of a patent application may invalidate the issued patent as well as other patents in the patent family. We can give no assurance that all of the potentially relevant art relating to our patents and patent applications has been found; overlooked prior art could be used by a third party to challenge the validity, enforceability and scope of our patents or prevent a patent from issuing from a pending patent application. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the validity, enforceability and scope of our patents in the United States, Europe and in other countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against our competitors.

We own and license from others numerous issued patents and pending patent applications that relate to corneal cross-linking treatments. However, the rights granted to us under these patents, including prospective rights sought in the pending patent applications, may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Competitors may be able to design around the patents or develop products that provide outcomes comparable to ours without infringing on our intellectual property rights. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our products or practicing our own patented technology.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents or pending applications, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our products in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States, Europe and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date, or in some cases are not published at all. In addition, publications of discoveries in scientific literature lag behind actual discoveries. Therefore, we cannot be certain that we were the first to conceive or reduce to practice the inventions claimed in our issued patents or pending patent applications, as patent applications covering our products could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products or the use of our products. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products and services. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products and services.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our products that are held to be infringing. We might, if possible, also be forced to redesign products or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications as a result of the work they performed on our behalf. If any of our patents are challenged, invalidated or legally circumvented by third parties, and if we do not own other enforceable patents protecting our products, competitors could market products and use processes that are substantially similar to, or superior to, ours, and our business will suffer.

The degree of patent protection we require may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we might not have been the first to invent or the first to file patent applications on the inventions covered by each of our pending patent applications and issued patents;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	the patents of others may have an adverse effect on our business;

•	any patents we obtain or license from others in the future may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;
•	any patents we obtain or license from others in the future may not be valid or enforceable; and
•	we may not develop additional proprietary technologies that are patentable.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from its filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and devices, we may be open to competition from generic versions of products and devices.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Our success is heavily dependent on intellectual property, particularly patents. The process of obtaining and enforcing patents involves both technological and legal complexity, and therefore is costly, time-consuming and inherently uncertain. In addition, on September 16, 2011, the Leahy-Smith America Invents Act, or the AIA, was signed into law by the United States. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, redefine prior art and may also affect patent litigation.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date, but before us, could therefore be awarded a patent covering an invention of ours even if we had conceived the invention before it was conceived by the third party. This will require us to be cognizant, going forward, of the time from invention to filing of a patent application.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and that provide opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings compared to the evidentiary standard in United States federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Depending on decisions by the U.S. Congress, the federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents and some pending patent applications must be paid to the USPTO and foreign patent agencies. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have an adverse effect on our business.

We may not be able to adequately protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. For example, novel formulations of existing drugs and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Also, some foreign countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. Consequently, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, and we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions into or within the United States or other jurisdictions. This could limit our potential revenue opportunities. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents or where our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us in these jurisdictions.

We are pursuing a global patent strategy and are seeking protection in the United States and Europe, and in some cases Japan, China and South Korea. However, we do not have patent rights in certain foreign countries in which a market may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Further, in some countries, we may be subject to compulsory or statutory licensing laws that allow others to copy our products in exchange for less than reasonable royalties. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our products.

We may in the future become involved in lawsuits to protect, defend or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful and have an adverse effect on the success of our business.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file one or more lawsuits and assert infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to enjoin the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted in a manner insufficient to achieve our business objectives.

We do not know whether our competitors or potential competitors have applied for, will apply for, or will obtain patents that will prevent, limit, or interfere with our ability to make, use, sell, import, or export our products. Competitors may misappropriate our intellectual property, infringe our patents or otherwise violate our intellectual property rights. To stop any such infringement or unauthorized use, litigation may be necessary. Our intellectual property has not been tested in litigation. A court may declare our patents invalid or unenforceable, may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, or may interpret the claims of our patents narrowly, thereby substantially narrowing the scope of patent protection they afford.

Third parties may challenge any existing or future patents we own or license through adversarial proceedings in the issuing offices or in court proceedings, including as a response to any assertion of our patents against them. In addition, third parties may allege an ownership right in our patents, as a result of their past employment or consultancy with us. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or reexamination by the USPTO if a third party asserts a substantial question of patentability against any claim of a U.S. patent we own or license. The adoption of the AIA established additional opportunities for third parties to invalidate U.S. patent claims, including inter partes review and post-grant review proceedings. Outside of the United States, patents we own or license may become subject to patent opposition or similar proceedings, which may result in loss of scope of some claims or the entire patent. In addition, such proceedings are very complex and expensive, and may divert our management’s attention from our core business. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Competing products may also be sold in other countries in which our patent coverage might not exist or be sufficiently strong. If any of our patents are challenged, invalidated, circumvented by third parties or otherwise limited or expire prior to the commercialization of our products, and if we do not own or have exclusive rights to other enforceable patents protecting our products or other technologies, competitors and other third parties could market products and use processes that are substantially similar to, or superior to, ours and our business would suffer.

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming, and can divert management’s attention from our core business. If we lose this kind of litigation, a court could require us to pay substantial damages, treble damages, and attorneys’ fees, and could prohibit us from using technologies essential to our products, any of which would have an adverse effect on our business, results of operations, and financial condition. If relevant patents are upheld as valid and enforceable and we are found to infringe, we could be prevented from selling our products unless we can obtain licenses to use technology or ideas covered by such patents. We do not know whether any necessary licenses would be available to us on satisfactory terms, if at all. If we cannot obtain these licenses, we could be forced to design around those patents at additional cost or abandon the product altogether. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of shares of our common stock. As a result, our ability to grow our business and compete in the market may be harmed.

Our commercial success depends significantly on our ability to operate without infringing upon the intellectual property rights of third parties.

The medical device and pharmaceutical industries are subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products and services. Numerous third-party patents exist in the fields relating to our products and services, and it is difficult for industry participants, including us, to identify all third-party patent rights relevant to their products, services and technologies. Moreover, because some patent applications are maintained as confidential for a certain period of time, we cannot be certain that third parties have not filed patent applications that cover our products, services and technologies.

Patents could be issued to third parties that we may ultimately be found to infringe. As a result of any patent infringement claims, or in order to avoid any potential infringement claims, we may choose to seek, or be required to seek, a license from a third party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights, as part of our patent litigation settlement. These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more products, or forced to modify such products, or to cease some aspect of our business operations, which could harm our business significantly. We might also be forced to redesign or modify our technology or products so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible. Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

From time to time, we may be party to, or threatened with, litigation or other proceedings with third parties, including non-practicing entities, who allege that our products, components of our products, services, and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include:

•

we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our products or processes do not infringe those third parties’ patents;

•	we or our collaborators may participate at substantial cost in International Trade Commission proceedings to abate importation of products that would compete unfairly with our products;
•

if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference, derivation or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;

•

if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings;

•

if third parties initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their products, services, or technologies do not infringe our patents or patents licensed to us, we will need to defend against such proceedings;

•

we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who are involved in developing our products; and

•

if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or products infringe or misappropriate its patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and

•	we and our collaborators would need to defend against such proceedings.

These lawsuits and proceedings, regardless of merit, are time-consuming and expensive to initiate, maintain, defend or settle, and could divert the time and attention of managerial and technical personnel, which could materially adversely affect our business. Any such claim could also force us to do one or more of the following:

•

incur substantial monetary liability for infringement or other violations of intellectual property rights, which we may have to pay if a court decides that the product, service, or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the third party’s attorneys’ fees;

•	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology;

•

stop manufacturing, offering for sale, selling, using, importing, exporting or licensing the product or technology incorporating the allegedly infringing technology or stop incorporating the allegedly infringing technology into such product, service, or technology;

•

obtain from the owner of the infringed intellectual property right a license, which may require us to pay substantial upfront fees or royalties to sell or use the relevant technology and which may not be available on commercially reasonable terms, or at all;

•

redesign our products, services, and technology so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time;

•	enter into cross-licenses with our competitors, which could weaken our overall intellectual property position;
•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;
•	find alternative suppliers for non-infringing products and technologies, which could be costly and create significant delay; or
•	relinquish rights associated with one or more of our patent claims, if our claims are held invalid or otherwise unenforceable.

Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us from manufacturing, marketing or otherwise commercializing our products, services and technology. Any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, financial conditions, results of operations and growth prospects.

In addition, we may indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our products. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the products or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products or services.

Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the price of our common stock. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. The occurrence of any of these events may have a material adverse effect on our business, results of operation, financial condition or cash flows.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations and growth prospects.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. We are still in the process of obtaining certain assignments for some of our owned, acquired and licensed patents and patent applications.

If we or our licensors fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we and our licensors are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We do and may employ individuals who were previously employed at universities or other pharmaceutical or medical device companies, including our licensors, competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have an adverse effect on our business, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, financial conditions, results of operations and growth prospects.

Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology.

Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial conditions, results of operations and growth prospects.

We may not be successful in obtaining necessary intellectual property rights to future products through acquisitions and in-licenses.

Although we intend to develop products and technology through our own internal research, we may also seek to acquire or in-license technologies to grow our product offerings and technology portfolio. However, we may be unable to acquire or in-license intellectual property rights relating to, or necessary for, any such products or technology from third parties on commercially reasonable terms or at all. In that event, we may be unable to develop or commercialize such products or technology. We may also be unable to identify products or technology that we believe are an appropriate strategic fit for our company and protect intellectual property relating to, or necessary for, such products and technology.

The in-licensing and acquisition of third-party intellectual property rights for products is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights for products that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Further, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to successfully obtain rights to additional technologies or products, our business, financial condition, results of operations and prospects for growth could suffer.

In addition, we expect that competition for the in-licensing or acquisition of third-party intellectual property rights for products and technologies that are attractive to us may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs. We may be unable to in-license or acquire the third-party intellectual property rights for products or technology on terms that would allow us to make an appropriate return on our investment.

If our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We rely on our trademarks as one means to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. The USPTO or foreign trademark offices may deny our trademark applications or determine our trademarks to be infringing on other marks. In addition, even if published or registered, these trademarks may be ineffective in protecting our brand and goodwill and may be successfully opposed or challenged. Third parties may oppose our trademark applications, or otherwise challenge, infringe, circumvent, or declare generic our use of our trademarks. We may not be able to protect our rights to these trademarks and trade names, or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively.

Actions by a trademark office or a third party, e.g., during oppositions, may require the scope of goods and services covered by one of our trademarks to be narrowed. In addition, third parties may use marks that are identical or confusingly similar to our own, which could result in confusion among our customers, thereby weakening the strength of our brand or allowing such third parties to capitalize on our goodwill. Third parties may also have similar or identical trademarks in foreign jurisdictions, and have filed or may in the future file for registration of such trademarks in the jurisdictions in which we operate. If such a third party succeeds in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. In such an event, or if our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademark rights in the face of any such infringement. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our consultants and vendors, and our former or current employees. We also enter into invention or assignment agreements with our employees. Despite these efforts, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts within and outside the United States may be less willing or unwilling to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

Risks Related to Government Regulation

Competitors may market unapproved versions of our products in the United States, and regulatory authorities may not act immediately to block the sale of such unapproved products, which may harm our sales and impact public perception of our products.

Although the KXL system in combination with its associated Photrexa formulations is the only approved corneal cross-linking treatment in the United States for the treatment of progressive keratoconus and corneal ectasia following refractive surgery, competitors may unlawfully market unapproved drug-device combinations for performing corneal cross-linking. For example, in the U.S. corneal ectatic disorders market, we are aware that some providers who are not currently our customers are promoting corneal cross-linking for the treatment of keratoconus and we believe these providers are primarily using products from CXLUSA or PeschkeTrade GmBH.

The Federal Food, Drug and Cosmetic Act generally requires FDA approval of new drugs before they may be introduced into interstate commerce, but provides an exemption for the compounding of certain drugs that are often required to meet patient needs that are otherwise unmet by FDA approved drug products. However, in general terms, the Federal Food, Drug and Cosmetic Act does not allow compounding of drugs that are essentially a copy of a commercially available drug product, such as Photrexa and Photrexa Viscous. While we believe the compounding and marketing of compounded versions of Photrexa or Photrexa Viscous for use in corneal cross-linking is illegal, we are aware that some pharmacies and physicians in the United States have been, and may still be, compounding riboflavin drugs for such use. It is uncertain if the FDA or other government agencies will be able to effectively prevent such compounding and marketing activities, and such continued activities may negatively impact the sales of Photrexa and Photrexa Viscous.

Clinical development, including the conduct of clinical trials necessary to support a new drug application, or NDA, or an application for an EC Certificate of Conformity, is a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future trial results. Delays or failure can occur at any stage of clinical development and may adversely affect our business, operating results, and prospects.

Initiating and completing clinical trials necessary to support clearance or approval of our current products, as well as other possible future products, will be time consuming and expensive and the outcome uncertain.

Clinical testing is expensive and can take many years to complete and its outcome is inherently uncertain. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Failure can occur at any time and for any number of reasons during the clinical trial process. The results of preclinical studies and early clinical trials and evaluations of our products may not be predictive of the results of later stage clinical trials. Similarly, the final results from a clinical trial may not be as favorable as interim results reported earlier in the same clinical trial. Products in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and medical device industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

Our products are in various stages of development. Clinical trial failures may occur at any stage and may result from a multitude of factors both within and outside our control, including flaws in formulation or manufacturing, medical device design, adverse safety or efficacy profile and flaws in trial design, among others. If the trials result in negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to discontinue trials of the products or conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, we cannot guarantee that the FDA or foreign regulatory authorities will interpret our data the same way that we do, which may delay, limit or prevent regulatory approval or clearance. FDA may also disagree with the design of our clinical trials. To the extent that the results of the trials are not satisfactory to the FDA, notified bodies in the European Union or foreign regulatory authorities for support of a marketing application or issue of EC Certificates of Conformity, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval or CE marking of our products. Other potential reasons for clinical trial failures include, but are not limited to, inability to enroll sufficient patients, inability to engage sufficient clinical sites, inability to obtain or maintain institutional review board, or IRB, approval of the trial, or cessation of a trial for futility or safety concerns by us, FDA, or an independent committee such as an independent data monitoring committee. As a result of any number of potential reasons, our current and future clinical trials may not be successful.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of other treatments, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, although we began the enrollment process a Phase 1/2 clinical trial for Lasik Xtra in the United States in 2013, we decided to terminate the trial because our trial sites were unable to enroll a sufficient number of patients. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval or the results from such studies may not sufficiently demonstrate safety and efficacy. Further, the FDA may, among other things, require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA or a notified body may not consider our data adequate to demonstrate quality, safety, performance and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our products.

A special protocol assessment, or SPA, agreement from the FDA does not guarantee approval of any of our products or any other particular outcome from regulatory review.

We have obtained agreement from the FDA on the design and size of our Phase 3 clinical trial of our latest-generation KXL system in combination with our investigational Boost Goggles and new riboflavin formulations for use in Epi-On procedures in the form of an SPA agreement. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of certain clinical or animal trials, including clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. The FDA aims to complete SPA reviews within 45 days of receipt of the request. The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support regulatory approval of the product with respect to the effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

Even if the FDA agrees to the SPA, an SPA agreement does not guarantee approval of a product. Even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor company fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts. While we have obtained an SPA agreement for our Phase 3 clinical trial, we have subsequently made minor amendments to the protocol and have not obtained an SPA amendment in connection with the amended protocol. Nevertheless, based on our informal communications with the FDA, we believe our SPA agreement remains intact.

In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol. Generally, such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

Moreover, if the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval.

Our products may cause adverse effects or have other properties that could delay or prevent their regulatory approval or clearance or limit the scope of any approved label or market acceptance, or result in significant negative consequences following marketing approval or clearance, if any.

Treatment with our products may produce unacceptable side effects or adverse reactions or events. Further, clinical trials and evaluations of our products may not uncover all possible adverse effects that patients may experience, and any side effects could be attributed to our unique treatment formulations or methods. Such adverse events or side effects could cause us, our IRBs, Ethics Committees, clinical trial sites, the FDA, the competent authorities of EU member states or other regulatory authorities or notified bodies to interrupt, delay or halt clinical trials and could result in a more restrictive label, indications for use, or intended purposes or the delay, denial or withdrawal of regulatory approval or clearance, suspension, variation, or withdrawal of EC Certificates of Conformity or delay in obtaining new EC Certificates of Conformity, any of which may harm our business, financial condition and prospects significantly.

Further, if any of our products cause or are believed to cause serious or unexpected side effects after receiving marketing approval or clearance, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval or clearance of the product or impose restrictions on its distribution;
•	notified bodies may suspend, vary or withdraw of EC Certificates of Conformity or postpone issuance of new EC Certificates of Conformity;
•

the FDA and/or foreign equivalents may require implementation of a Risk Evaluation and Mitigation Strategy, or REMS, Field Safety Corrective Actions or equivalent, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising;

•	regulatory authorities or notified bodies may require the addition of labeling statements, such as warnings or contraindications;
•	additional restrictions may be imposed on the marketing of our products or the manufacturing processes for our products;
•	regulatory authorities may require us to conduct additional clinical trials on our products;
•	we may be required to change the way the product is administered or conduct additional clinical studies;
•	we may be ordered to conduct product recalls or product withdrawals;
•	the product could become less competitive;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the recall and withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products or require safety surveillance and/or patient education. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and the drug approval process. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate or suspend clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

We do not know whether any trials we are currently conducting or future clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval, clearance or CE marking to market our products where required. If any product for which we are conducting clinical trials is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval or clearance, if necessary, for it. In addition, if any product for which we are conducting clinical trials is found to be unsafe, we could be required to cease marketing such product in markets where such product is already commercially available. If we are inhibited in our ability to continue marketing our commercially available products or are unable to bring any of our future products to market, our business would be harmed and our ability to create long-term stockholder value will be limited.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our products.

We may incur significant liability if it is determined that we are promoting off-label use of our products in violation of federal and state regulations in the United States or elsewhere.

The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about drugs, medical devices and combination products. In particular, the FDA requires that drugs, medical devices, and combination products be labeled, advertised and promoted only in accordance with their approved or cleared indications for use. Equivalent limitations are imposed by national and international rules outside of the United States. In April 2016, we received FDA approval of our KXL system and our Photrexa formulations for the treatment of progressive keratoconus and in July 2016, we received FDA approval of our KXL system and our Photrexa formulations for the treatment of corneal ectasia following refractive surgery. Outside the United States, our KXL system and Mosaic system are approved and used not only to treat keratoconus and post-refractive surgery ectasia, but are also used by clinicians to improve outcomes of laser vision correction, or LVC, procedures, such as LASIK and photorefractive keratectomy, by performing corneal cross-linking in association with LVC surgery. We market the KXL system for this corneal cross-linking procedure outside of the United States as Lasik Xtra. We are not currently seeking FDA approval of our KXL system and its associated Photrexa formulations for corneal cross-linking during LVC surgery.

Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. While physicians may choose to prescribe drugs, medical devices, and combination products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by regulatory authorities, our promotional materials, promotional activities, and training methods must comply with applicable FDA regulations and other applicable federal, state and foreign laws and regulations, including the prohibition on the promotion of off-label uses of our products. Our policy is to avoid off-label promotion of our products, and we train our marketing and sales force against promoting our products for uses outside of the approved indications for use. We have also implemented compliance and monitoring policies and procedures, including a process for internal review of promotional materials, to deter the promotion of the KXL system and its associated Photrexa formulations for off-label uses. We cannot guarantee that these policies and procedures will always prevent or timely detect off-label promotion by sales representatives or other personnel in their communications with physicians, patients and others, particularly if these activities are concealed from us.

If the FDA or equivalent foreign authorities determines that our labeling, promotional materials or other communications (including communications by our employees or other agents) constitute promotion of an off- label use, they could request or require that we modify our promotional materials or subject us to regulatory or enforcement actions, including the issuance of a warning letter or untitled letter, suspension or withdrawal of an approved product from the market, or requiring a recall or institution of fines, which could result in the disgorgement of money, operating restrictions, injunctions, civil fines and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutes, such as laws prohibiting false or fraudulent claims for payment of government funds, such as the U.S. federal civil False Claims Act. In that event, our reputation could be damaged and adoption of our products could be impaired.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow pharmaceutical and medical device companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products. We engage in medical education activities and communicate with investigators and potential investigators regarding our clinical trials. If the FDA or other regulatory or enforcement authorities determine that our communications regarding our marketed product are not in compliance with the relevant regulatory requirements and that we have improperly promoted off-label uses, or that our communications regarding our investigational products are not in compliance with the relevant regulatory requirements and that we have improperly engaged in pre-approval promotion, we may be subject to significant liability, including civil, criminal and administrative penalties.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval or clearance and commence product sales.

We may experience delays in clinical trials of our products. Our planned clinical trials may not begin on time, have an effective design or be completed on schedule, if at all. Our clinical trials may be delayed for a variety of reasons, including, but not limited to the following:

•	inability to raise or delays in raising funding necessary to initiate or continue a trial;
•	delays in obtaining regulatory approval to commence a trial;
•	delays in reaching agreement with the FDA, other federal, state, or foreign regulatory authority or notified body on final trial design;
•

imposition of a clinical hold for a number of reasons, including after review of an investigational drug application, or IND, application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities or notified bodies; developments on trials conducted by competitors for related products that raise concerns about risk to patients of the products broadly; or if the FDA finds that the investigational plan or protocol(s) is clearly deficient to meet our stated objectives;

•

delays in reaching agreement on acceptable terms with contract research organizations, or CROs, medical monitors or clinical trial sites, or failure by such third parties to carry out the clinical trial at each site in accordance with the terms of our agreements with them;

•	delays in obtaining required IRB or Ethics Committee approval for each site;
•	delays in enrollment of suitable patients to participate in a trial;
•	difficulties or delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	investigators or clinical sites electing to terminate their participation in one of our clinical trials, which would likely have a detrimental effect on subject enrollment;
•	occurrence of adverse events associated with our products that are viewed to outweigh its potential benefits;
•	time required to add new clinical sites;
•	the cost of clinical trials of our products being greater than we anticipate;
•

clinical trials of our products producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

Further, changes in regulatory requirements and guidance may occur and we may need to amend clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to IRBs or Ethics Committees for reexamination, which may impact the costs, timing or successful completion of a clinical study.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authority. The FDA or other regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our products.

If initiation or completion of our planned clinical trials is delayed for any of the above reasons or other reasons, our development costs may increase, regulatory approval or CE marking process for future products could be delayed and our ability to commercialize our products could be materially harmed, which could have a material adverse effect on our business.

We rely on third parties to conduct and support our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely on third parties, such as CROs, consultants, medical monitors, medical institutions and clinical investigators, to perform and support our clinical trials. Our reliance on these third parties for clinical activities reduces our control over these activities but does not relieve us of our responsibilities, including responsibilities set forth in FDA regulations and guidance. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with such regulations and guidance, as well as with the general investigational plan and protocols for the study and investigator initiated trials. Moreover, the FDA and equivalent foreign authorities require us to comply with standards, commonly referred to as good clinical practices, or GCP, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, integrity, and confidentiality of patients in clinical trials are protected. Further, these third parties may also have relationships with other entities, including our competitors for whom they also conduct clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our products on a timely basis, if at all, and our business, operating results, and prospects may be adversely affected. Further, our third-party clinical trial investigators and sites may be delayed in conducting our clinical trials for reasons outside of their control. We also rely on third parties to store and distribute supplies, including our products, for our clinical trials, which may require storage and shipment under specific temperature and other environmental conditions. Any performance failure on the part of our existing or future third party contractors could delay clinical development or regulatory approval of our products or commercialization of our products, producing additional losses and depriving us of potential product revenues.

Our products and operations are subject to extensive governmental regulation in the United States and other countries, and our failure to comply with applicable requirements could cause our business to suffer.

The medical device and pharmaceutical industry is regulated extensively by governmental authorities, principally the FDA in the United States and corresponding state and foreign regulatory agencies, authorities and notified bodies. The FDA and other U.S. and foreign governmental agencies and authorities regulate and oversee, among other things, with respect to medical devices and pharmaceuticals:

•	design, development, and manufacturing;
•	testing, labeling, content and language of instructions for use, and storage;
•	clinical trials and clinical evaluation;
•	product safety;
•	quality control and assurance;
•	marketing, sales, and distribution;
•	pre-market clearance and approval;
•	conformity assessment procedures;
•	record-keeping procedures;
•	advertising and promotion;
•	recalls and other field safety corrective actions;

•	post-market surveillance, including adverse event reporting;
•	post-market studies;
•	implementation of a REMS, Field Safety Corrective Actions or equivalent; and
•	product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

Our failure, or our distributors’ failure, to comply with U.S. federal and state regulations and equivalent foreign rules could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures, or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facilities are possible.

The regulatory approval processes of the FDA and comparable foreign authorities and notifying conformity assessment by notified bodies are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our products, our business will be substantially harmed.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities and notified bodies. The process of obtaining regulatory clearances or approvals from the FDA and comparable foreign authorities and notified bodies can be costly, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. The time required to obtain approval or clearance from the FDA, comparable foreign authorities or to conduct a conformity assessment procedure and obtain a related EC Certificate of Conformity from the notified bodies is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product’s clinical development and may vary among jurisdictions. We have received FDA approval for our KXL system and its associated Photrexa formulations for the treatment of progressive keratoconus and corneal ectasia following refractive surgery, and these products are CE marked in the European Union as stand-alone medical devices and are approved in certain other countries. However, it is possible that none of our products we may seek to develop in the future will ever obtain regulatory approval in the United States or other jurisdictions, or notified bodies may refuse to grant a related EC Certificate of Conformity in the European Union. Failure to obtain marketing approval for a product will prevent us from commercializing the product.

Our products could fail to receive regulatory approval, clearance or EC Certificates of Conformity for many reasons, including, but not limited to, the following:

•	regulatory authorities have substantial discretion in the approval process and may refuse to accept any application;
•	the FDA or comparable foreign regulatory authorities or notified bodies may require us to pursue more burdensome regulatory pathways than we currently anticipate;
•

the results of any pre-clinical or clinical trials that we conduct may not meet the level of statistical significance or other standards required by the FDA or comparable foreign regulatory authorities or notified bodies, or otherwise may be deemed insufficient for approval or grant of an EC Certificate of Conformity by our notified body;

•	we may be unable to demonstrate that a product’s clinical and other benefits outweigh its safety risks;
•

the FDA or comparable foreign regulatory authorities or notified bodies may observe deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•

the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change significantly in a manner rendering our existing approvals ineffective or our clinical data insufficient for approval or clearance.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval or EC Certificates of Conformity from notified bodies permitting us to market and/or distribute our products, which would harm our business, results of operations and prospects significantly.

Foreign governmental authorities that regulate the manufacture and sale of medical devices and drugs have become increasingly stringent, and to the extent we continue to market and sell our products in foreign countries, we will be subject to rigorous regulation in the future. In such circumstances, where we utilize distributors in foreign countries to market and sell our products, we would rely significantly on our distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.

In addition, regulatory authorities may approve any of our products for fewer or more limited indications and notified bodies may issue EC Certificates of Conformity for fewer intended uses than we request. Moreover, competent authorities may not approve the price we intend to charge for our products, may grant approval or clearance contingent on the performance of costly post-marketing clinical trials or may approve a product with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product. Any of the foregoing scenarios could harm the commercial prospects for our products.

The type of marketing application required for our new or modified products is subject to discussion with and review by applicable regulatory authorities, and different types of marketing applications may involve different content, review timelines, and level of cost and effort in preparing the application. This could cause increased cost and delay in bringing new or modified products to market.

Even though we have obtained regulatory approval and marketing authorizations for certain of our products, we still face extensive regulatory requirements and may face future regulatory hurdles.

Even though we have obtained regulatory approval in the United States for our KXL system and its associated Photrexa formulations, the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of our KXL system and its associated Photrexa formulations, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. Any future products which are approved or cleared by the FDA will also be subject to extensive post-approval obligations.

We are subject to ongoing post-approval FDA and other regulatory agency requirements, including those governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-approval information. The holder of an approved NDA is obligated to monitor and report adverse effects and any failure of a product to meet the specifications in the NDA. Under the FDA medical device reporting regulations, companies with FDA approved or cleared medical devices, including device constituents of a drug-device combination product, are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur.

We rely on our distributors, which are the registration holders in certain markets, to meet their obligations outlined in our distribution agreements with them, including obligations relating to regulatory requirements and timelines for adverse event reporting and for providing compliance documentation such as installation and training records. If any of our distributors fails to comply with these obligations, it may result in delays or errors in our post-market surveillance reporting, which will negatively impact our business.

The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA regulations and may be subject to other potentially applicable federal and state laws. The applicable regulations in countries outside the United States grant similar powers to the competent authorities and impose similar obligations on companies.

In addition, manufacturers of drug products and their facilities are subject to payment of substantial user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and adherence to commitments made in the NDA. Since our approved product in the United States is regulated as a drug/device combination product, we will also need to comply with some of the FDA’s manufacturing regulations for devices. In addition to drug cGMP, the FDA requires that our drug-device combination products comply with the QSR, which sets forth the FDA’s manufacturing quality standards for medical devices, and other applicable government regulations and corresponding foreign standards. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, the notified body or other regulatory authority. If we, or a regulatory authority, discover previously unknown problems with our products, such as adverse effects, of unanticipated severity or frequency, stability issues relating to our drug formulations, or problems with a facility where the product is manufactured, a regulatory authority may impose restrictions relative to our products or our manufacturing facilities, including requiring recall or withdrawal of the product from the market, suspension of manufacturing, or other FDA action or other action by foreign regulatory authorities.

If we fail to comply with applicable regulatory requirements, a regulatory authority may take certain actions against us, including, but not limited to, the following:

•	issue a warning letter asserting that we are in violation of the law;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend, modify or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve a pending NDA or a pending application for marketing authorization or supplements to an NDA or to an application for marketing authorization submitted by us;
•	seize or recall our product; and/or
•	refuse to allow us to enter into supply contracts, including government contracts.

FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our products or modifications to our existing products. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability. Additionally, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions will be implemented, and the extent to which they will impact FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Any government investigation of alleged violations of law could also require us to expend significant time and resources in response and could generate negative publicity. If we are not able to maintain regulatory compliance or if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, regulatory sanctions may be applied or we may lose any marketing approval or clearance that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

Modifications to our products may require new regulatory approvals or clearances or new or modified EC Certificates of Conformity, or require us to recall or cease marketing the modified products until these clearances, approvals or modified EC Certificates of Conformity are obtained. For example, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required.

We may not be able to obtain those additional clearances, approvals or modified EC Certificates of Conformity for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

We may in the future conduct clinical trials for our products outside the United States, and the FDA and applicable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct one or more of our clinical trials outside the United States, including in the European Union. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or applicable foreign regulatory authority may be subject to certain conditions. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and ethical principles that have their origin in the Declaration of Helsinki. In cases where data from foreign clinical trials are intended to support an application for marketing approval or clearance in the United States, the FDA may not accept the foreign data as supportive unless that data is applicable to the United States population and United States medical practice; the studies were performed by clinical investigators of recognized competence; the FDA’s clinical trial design requirements, including sufficient size of patient populations and statistical powering, are met; the clinical trial is either conducted under an IND application and in compliance with IND regulations or is conducted outside of an IND but in compliance with GCP and accompanied by a sufficient description of actions taken to ensure that the trial conformed to GCP, and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements requiring demonstration of ethnic equivalence. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and/or which may result in our products not receiving approval or clearance for commercialization in the applicable jurisdiction.

We may not be able to obtain orphan drug designation or orphan drug exclusivity for our future products.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as one occurring in a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical testing, and user-fee waivers. In addition, if a product receives the first FDA approval of that drug for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the rare disease or condition.

While we have received orphan drug designations and were afforded orphan exclusivity from the FDA that cover our Photrexa formulations used with our KXL system for the treatment of progressive keratoconus and corneal ectasia following refractive surgery upon approval, we may seek orphan drug designations for other products or in other jurisdictions and may be unable to obtain such designations. If our competitors obtain orphan drug designation and approval of a product and the FDA or other regulatory authority determines that the product is the same drug and treats the same indication as one of our unapproved products, the competitor’s orphan drug exclusivity may prevent us from obtaining approval of our product for seven years after the competitor’s receipt of approval.

Even if we obtain orphan drug designation for a product, we may not be able to obtain orphan drug exclusivity for that product or we may be unable to maintain such designation even if granted upon approval. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, or if it is shown to be clinically superior to any previously approved version of the same drug for the same indication. If orphan exclusivity is awarded, the FDA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period, except in limited circumstances. In addition, exclusive marketing rights in the United States may be unavailable if we seek approval for an indication broader than the orphan-designated indication.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition and the same drug can be approved for a different condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan exclusivity may also be lost in the United States if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for other existing and future products, we may never receive such designations.

Our products are currently regulated in some territories outside the United States as medical devices, and our future products could be considered to be medical devices and subject to extensive regulation by the FDA, including the requirement to obtain premarket approval and the requirement to report adverse events and violations of the Federal Food, Drug and Cosmetic Act that could present significant risk of injury to patients.

If any of our products are determined to be regulated in accordance with the FDA’s medical device requirements as opposed to regulation as a drug/device combination product subject to the FDA’s drug regulatory authority, they will be subject to rigorous medical device regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device, or new use of, new claim for or significant modification to an existing medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA, unless the device is specifically exempt from those requirements. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (preamendments device), a device that was originally on the U.S. market pursuant to an approved premarket approval, or PMA, application and later downclassified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. The FDA will also grant de novo applications for low risk devices that are not substantially equivalent to other 510(k)-cleared products where the benefits of those devices are demonstrated to outweigh the risks. High-risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. The FDA may not approve or clear our future products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

In the European Union, the riboflavin drug formulations manufactured by Medio-Haus and intended for use with our KXL system and Mosaic system are compliant with the Essential Requirements set out in Annex I to the EU Medical Devices Directive and are CE marked and commercialized as medical devices. These devices were subject to assessment by a Notified Body. By issuing related EC Certificates of Conformity, and later renewing them, the Notified Body confirmed its opinion that the riboflavin formulations are appropriately classified as medical devices in the European Union. Version 1.19 (published in April 2018) of the European Commission’s Classification and Borderline Expert Group’s Manual on Borderline and Classification in the Community Regulatory Framework for Medical Devices, or the Borderline Classification Manual, discusses the regulatory classification of a riboflavin formulation for treatment of keratoconus (a similar discussion was included in earlier versions of the Borderline Classification Manual since July 2014). The riboflavin formulation is administered into the eye and is activated via illumination with UVA light for approximately 30 minutes. The intended purpose of the product is to increase the collagen cross linking by using riboflavin in treatment of keratoconus by causing the collagen fibrils to thicken, stiffen and cross link and reattach to each other making the cornea stronger, more stable and in turn halting the disease progression. The riboflavin causes new bonds to form across adjacent collagen strands in the stromal layer of the cornea which increases the tensile strength of the cornea. The Borderline Classification Manual concludes that available information indicates that, in these circumstances, the riboflavin has a dual function, firstly on the production of oxygen free radicals, and secondly by absorbing the UVA radiation and preventing damage to deeper ocular structures, such as corneal endothelium, the lens and the retina. The application of riboflavin in these circumstances results in an alteration of the normal chemical process of cross-linking of collagen as a result the riboflavin solution for treatment of keratoconus that was the subject of the opinion should not be classified as a medical device. The above position expressed in the Borderline Classification Manual as early as July 2014 is not legally binding and the competent authorities of the EU member states are not legally required to classify riboflavin solutions for treatment of keratoconus as medicinal products. It rather serves as one out of many elements supporting the competent authorities of the EU member states in their case-by-case decision on individual products. The Borderline Classification Manual does however reflect the views of the European Commission’s working party on borderline and classification comprised of the European Commission services, EU Member State experts and other stakeholders. While riboflavin solutions manufactured by Medio-Haus and intended for use with our KXL system and Mosaic system were placed on the market in the European Union as medical devices and were subject to continuous oversight by Notified Bodies, we cannot, therefore, rule out that one or more of the competent authorities of the EU member states could follow the views expressed in 2014 in the Borderline Classification Manual and conclude that the riboflavin formulations intended for use with our KXL and Mosaic systems should be classified as a medicinal product and not as a medical devices. In such case, these riboflavin formulations would need to undergo an EU or EU member states medicinal product marketing authorization process before they can be commercialized in the European Union.

If we fail to comply with U.S. federal, state and foreign governmental regulations, such failure could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.

If we fail to comply with healthcare and other regulations, we could face substantial penalties and our business operations and financial condition could be adversely affected.

Healthcare providers and third party payors play a primary role in the recommendation, prescription, treatment and coverage of procedures and FDA-approved prescription drugs and devices. Our arrangements and interactions with healthcare professionals, third-party payors, patients and others will expose us to broadly applicable fraud and abuse, anti-kickback, false claims and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our products. The U.S. federal and state laws and regulations that may affect our ability to operate include, without limitation:

•

The federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on one hand and prescribers, purchasers, formulary managers, and others on the other hand. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and medical device products, including discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, patient assistance programs, educational and research grants, or charitable donations.

•

The federal civil and criminal false laws, including the federal civil False Claims Act, and the Civil Monetary Penalties Law, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, including the Medicare and Medicaid programs, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to an obligation to pay money to the government, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the federal civil False Claims Act may be brought by the U.S. Attorney General or as a qui tam action by a private individual in the name of the government. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial financial settlements with the federal government under the federal civil False Claims Act for a variety of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses and interactions with prescribers and other customers including those that may have affected their billing or coding practices and submission of claims to the federal government. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings based on alleged violations of the federal civil False Claims Act.

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

•

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value that they make to physicians and teaching hospitals and ownership and investment interests in the company held by physicians and their immediate families. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information, or PHI, and state health information privacy and breach notification laws protecting personal information.

•	Federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•

Analogous state, local and foreign laws, such as, anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that restrict payments that may be made to healthcare providers and other potential referral sources; state, local and foreign laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers,  marketing expenditures, or drug pricing; state and local laws that require manufacturers to implement compliance programs or marketing codes; state and local laws that require the registration of pharmaceutical sales and medical representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

•

Similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the EU General Data Protection Regulation, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data).

State and federal regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal healthcare laws, including the federal Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges or civil enforcement actions under the federal Anti-Kickback statute, federal civil False Claims Act and violations of healthcare fraud statute and HIPAA privacy provisions.

To support patient access to treatment, we created the Avedro Reimbursement Customer Hub, or ARCH, program. The ARCH program educates on and assists with coverage and reimbursement questions related to the KXL procedure and Photrexa formulations, provides no-charge drug to uninsured or government-insured patients who meet financial eligibility criteria and, for a limited time, offers healthcare providers a discount on future purchases of Photrexa formulations in certain qualifying circumstances. We have worked to structure the ARCH program in compliance with applicable laws and regulations, including the federal Anti-Kickback Statute, HIPAA fraud and privacy requirements, and other regulatory guidance available. Ensuring compliance with these laws and regulations requires substantial resources. We monitor implementation of the ARCH program, enhance safeguards as appropriate, and respond to instances of noncompliance. However, the government could challenge the design of the ARCH program under one or more of these laws, particularly if some if our vendors or personnel do not follow the established safeguards.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including the ARCH program, certain sales and marketing practices and financial arrangements with physicians and other healthcare providers, some of whom recommend, use, prescribe or purchase our products, and other customers, could be subject to challenge under one or more such laws. If our operations are found to be in violation of any of these laws or regulations, we may be subject to penalties, including potentially significant administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid in the United States and similar programs outside the United States, contractual damages, reputational harm, integrity oversight and reporting obligations, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Companies settling federal false claims, kickback or Civil Monetary Penalty cases also may be required to enter into a Corporate Integrity Agreement with the U.S. Department of Health and Human Services, or HHS, Office of Inspector General, or OIG, in order to avoid exclusion from participation (i.e., loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs on companies to ensure compliance. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area, or EEA, and Switzerland to the United States, the decision of the European Court of Justice that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the European Union to entities in the United States. In February 2016, the European Commission announced an agreement with the Department of Commerce, or DOC, to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission and making commitments on the part of public authorities regarding access to information.

The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, subject to significant regulation in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause reputational harm, which could have a material adverse effect on our business.

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws; HIPAA; and European and other foreign data protection laws. These laws and regulations are increasing in complexity and number, may change frequently and sometimes conflict.

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including PHI, by health plans, healthcare clearinghouses and healthcare providers that submit covered transactions electronically, or covered entities, and their ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. While we are not currently a covered entity or business associate under HIPAA, we may receive identifiable information from these entities. Failure to receive this information properly could subject us to HIPAA’s criminal penalties, which may include fines up to $250,000 per violation and/or imprisonment. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

In addition, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify.

In addition, the interpretation and application of consumer, health-related, and data protection laws are often uncertain, contradictory, and in flux.

U.S.-based companies may certify compliance with the privacy principles of the Privacy Shield. Certification to the Privacy Shield, however, is not mandatory. If a U.S.-based company does not certify compliance with the Privacy Shield, it may rely on other authorized mechanisms to transfer personal data.

The privacy and data security landscape is still in flux. In October 2016, an action for annulment of the European Commission decision on the adequacy of Privacy Shield was brought before the European Court of Justice by three French digital rights advocacy groups, La Quadrature du Net, French Data Network and the Fédération FDN. This case, Case T-738/16, is currently pending before the European Court of Justice. Should the European Court of Justice invalidate the Privacy Shield, it will no longer be possible to transfer data from the European Union to entities in the United States under a Privacy Shield certification, in which case other legal mechanisms would need to be put in place.

The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business.

If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the United States (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. The EU General Data Protection Regulation, which was effective as of May 25, 2018, introduced new data protection requirements in the European Union relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the documentation we must retain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The EU General Data Protection Regulation has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the EU General Data Protection Regulation. However, our ongoing efforts related to compliance with the EU General Data Protection Regulation may not be successful and could increase our cost of doing business. In addition, data protection authorities of the different EU member states may interpret the EU General Data Protection Regulation differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union.

In the United States, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which will come into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Although the CCPA includes exemptions for certain clinical trials data, as well as HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents.

Guidelines, regulations and recommendations published by government agencies can reduce the use of our products.

Government agencies promulgate regulations and guidelines applicable to our current products and the products that we are developing. Recommendations of government agencies may relate to such matters as usage, dosage, route of administration, categorization and use of combination therapies. Regulations or guidelines suggesting the reduced use of our current products and the products that we are developing or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our products and products or negatively impact our ability to gain market acceptance and market share.

Healthcare reform measures could hinder or prevent our products’ commercial success.

The Healthcare Reform Act, is a sweeping measure in the United States which has substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Among the ways in which it may impact our business, particularly if in the future Medicare or Medicaid covers or reimburses our Photrexa formulations, the Healthcare Reform Act:

•

imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, although the effective rate paid may be lower. Under the Consolidated Appropriations Act of 2016, the excise tax was suspended through December 31, 2017, and under the continuing resolution on appropriations for fiscal year 2018, or 2018 Appropriations Resolution, signed by President Trump on January 22, 2018, was further suspended through December 31, 2019;

•

establishes an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•

expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expands the entities eligible for discounts under the Public Health program; and

•	creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research.

Some of the provisions of the Healthcare Reform Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Healthcare Reform Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Healthcare Reform Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Healthcare Reform Act or otherwise circumvent some of the requirements for health insurance mandated by the Healthcare Reform Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Healthcare Reform Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Healthcare Reform Act have been signed into law. The Tax Cuts and Jobs Act of 2017 included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Healthcare Reform Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The 2018 Appropriations Resolution delayed the implementation of certain Healthcare Reform Act-mandated fees, including, without limitation, the medical device excise tax. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Healthcare Reform Act qualified health plans and health insurance issuers under the Healthcare Reform Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Healthcare Reform Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Healthcare Reform Act will impact the Healthcare Reform Act and our business.

In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient support programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. On January 31, 2019, the HHS OIG proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although some proposed measures  may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect there will continue to be a number of legislative and regulatory changes to the United States healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. We anticipate that Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies and reforms intended to curb healthcare costs, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S.

We could be adversely affected by violations of the United States Foreign Corrupt Practices Act, or FCPA, and other worldwide anti-bribery laws.

We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-United States government officials for the purpose of obtaining or retaining business or securing any other improper advantage. The FCPA and similar third country anti-bribery laws to which we may be subject, including the UK Bribery Act 2010, are complex and far-reaching in nature and generally prohibit improper offering, promising, giving, or authorizing others to offer, promise, or give anything of value, either directly or indirectly, to foreign officials for the purpose of improperly influencing any act or decision, securing any other improper advantage, or obtaining or retaining business. The UK Bribery Act 2010 applies to any company incorporated in or “carrying on business” in the United Kingdom, irrespective of where in the world the alleged bribery activity occurs. The UK Bribery Act 2010 could have implications for our interactions with government officials, including physicians in and outside the United Kingdom. Violations could result in substantial fines and imprisonment.

Our current success depends on our network of distribution partners located in markets around the globe, including in Europe, the Middle East, China, Japan and South Korea. Our significant reliance on foreign suppliers, manufacturers, distributors and collaborators creates a risk of liability under the FCPA and similar anti-bribery and anti-corruption laws in other jurisdictions and demands a high degree of vigilance in preventing our partners, employees and consultants from participation in corrupt activity, because these foreign entities could be deemed our agents and we could be held responsible for their actions. Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical and medical device industry because, in many countries, hospitals are operated by the government and doctors and other hospital employees are considered foreign officials. In some cases, certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to maintain an adequate system of internal accounting controls. Although we do not control our international distributors, collaborators or other third party agents, we may nevertheless be liable for their actions and no assurance can be made that all employees, distributors, collaborators and other third party agents will comply with the FCPA and similar foreign laws. We also cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.

Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, and involve significant costs and expenses, including legal fees. We could also suffer severe penalties, including criminal sanctions and civil penalties such as monetary fines, disgorgement of past profits, and other remedial measures, any of which could have a material and adverse impact on our business, financial conditions, results of operations and growth prospects.

Our employees, collaborators, independent contractors, principal investigators, consultants, vendors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, collaborators, independent contractors, principal investigators, consultants, vendors and CROs may engage in fraudulent or other illegal activity with respect to our business. Misconduct by these employees could include intentional, reckless and/or negligent conduct or unauthorized activity that violates:

•	FDA regulations and equivalent third country regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA and equivalent third country authorities;
•	manufacturing standards;
•	federal and state healthcare fraud and abuse laws and regulations and equivalent third country regulations; or
•	laws that require the true, complete and accurate reporting of financial information or data.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve individually identifiable information, including, without limitation, the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. Any incidents or any other conduct that leads to an employee receiving an FDA or equivalent third country debarment could result in a loss of business from third parties and severe reputational harm.

We have adopted a Code of Business Conduct and Ethics to govern and deter such behaviors, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or third country healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations.

A recall of our products, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and equivalent third country authorities have the authority to require the recall of commercialized drugs or medical devices in the event of material deficiencies, defects in design or manufacture, or stability failures. Manufacturers may, under their own initiative, recall a product if any material deficiency in a drug or device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, stability failures, drug contamination or impurities, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, financial condition and operating results, which could impair our ability to produce our products in a cost-effective and timely manner. The FDA and equivalent third country authorities require that certain classifications of recalls be reported to them within a defined period of time (within ten working days for the FDA) after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or equivalent third country authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or equivalent third country authorities. If the FDA or equivalent third country authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or equivalent third country authorities could take enforcement action for failing to report the recalls when they were conducted.

An increase in the frequency or severity of adverse events, or repeated product complaints or malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition, and operating results.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or an equivalent third country authority may require, or we may decide, that we will need to obtain new approvals or clearances for the products, or a new EC Certificate of Conformity before we may market or distribute the corrected products. Seeking such approvals or clearances may delay our ability to replace the recalled products in a timely manner. Moreover, if we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including FDA or equivalent third country authorities’ warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

U.S. legislative or FDA regulatory reforms, or equivalent third country reforms, may make it more difficult and costly for us to obtain regulatory approval of our products and to manufacture, market and distribute our products after approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

In May 2017, the EU Medical Devices Regulation, or MDR, (Regulation 2017/745) was adopted. The MDR repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, the MDR will be directly applicable in the EU member states and on the basis of the EEA agreement in Iceland, Lichtenstein and Norway. The MDR is, among other things, intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR will be applicable from May 26, 2020. Once applicable, the MDR will, among other things:

•	strengthen the rules on placing medical devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and
•	strengthen the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Once applicable, the MDR will impose increased compliance obligations for us to access the EU market. Moreover, the scrutiny imposed by notified bodies for the technical documentation related these devices will increase considerably.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not develop or be sustained.

Prior to our IPO in February 2019, there was no public market for our common stock.  Although our common stock is currently listed on the Nasdaq Global Market, we cannot assure you that an active trading market for our shares will develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell shares of our common stock without depressing the market price for the shares or to sell the shares at all.

The market price of our common stock has been and is likely to continue to be volatile.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in February 2019 at $14.00 per share, our stock price has ranged from an intraday low of $10.75 to an intraday high of $13.65 through March 14, 2019. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors describe in this “Risk Factors” section

•	the success of competitive products or technologies;
•	results of clinical trials of our products or those of our competitors;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products and product candidates;
•	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process, or sales and marketing terms;
•	the success of our efforts to develop, acquire or in-license additional products;
•	developments related to any future collaborations;
•	manufacturing disruptions;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the level of expenses related to any of our products or clinical development programs;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel or members of our board of directors;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	general economic, industry and market conditions in the United States and abroad; and
•	other events or factors, many of which are beyond our control.

The stock market in general and the market for medical device companies and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against medical device companies and pharmaceutical companies. Stock prices of many of these companies have fluctuated in a manner unrelated or disproportionate to their operating performance. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect, our business, operating results, financial condition and cash flows.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If holders sell, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales, particularly by our directors, executive officers and significant stockholders, may have on the prevailing market price of our common stock.

As of February 28, 2019, we had outstanding 17,063,616 shares of common stock. Upon the completion of our IPO, the 5,000,000 shares sold in the IPO became freely tradable and approximately 12,060,631 outstanding shares of common stock will be available for sale in the public market in August 2019 following the expiration of lock-up agreements between some of our stockholders and the underwriters. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time, which would allow for earlier sales of shares in the public market.

In addition, we have filed a registration statement on Form S-8 registering the issuance of 6.0 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to stockholders for approval.

As of February 28, 2019, our executive officers, directors and stockholders each holding more than 5% of our outstanding common stock, and their respective affiliates, in the aggregate, beneficially own approximately 57.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Our certificate of incorporation authorizes us to issue up to 200,000,000 shares of common stock and up to 10,815,632 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2024, which is the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

As an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

We have begun to incur increased costs and demands upon management as a result of being a public company.

As a newly public company, we have begun to incur significant legal, accounting and other expenses that we did not incur as a private company. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, stockholder activism, the current political environment and the current high level of government intervention may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Global Market. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Commencing with our fiscal year ending December 31, 2019, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to furnish a report on, among other things, the effectiveness of our internal control over financial reporting in our annual report that we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we had never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

As an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Further, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have an adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

Provisions in our corporate charter documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay, or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following:

•	our board of directors is divided into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change in control;
•

our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

our stockholders are not able to act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock are not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board or the chief executive officer;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

stockholders are required to provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•

our board of directors is able to issue, without stockholder approval, shares of undesignated preferred stock, which will make it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of an attempt to acquire us.

Provisions under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

In addition to provisions in our corporate charter and our bylaws, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation will be your sole source of gain, if any.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, current and any future debt agreements may preclude us from paying dividends. For example, we are currently subject to covenants under our debt arrangement with OrbiMed that places restrictions on our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery and federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters occupy approximately 27,000 square feet of leased office and laboratory space in Waltham, Massachusetts pursuant to a lease agreement that expires in 2022. We currently occupy approximately 13,000 square feet of leased manufacturing space in Burlington, Massachusetts that oversees our global operations pursuant to a lease agreement that expires in 2023. We also have a small production facility focused on distribution and limited manufacturing outside the United States that occupies 300 square feet in Dublin, Ireland. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “AVDR” since February 14, 2019. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of March 18, 2019, there were approximately 123 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders as this number does not include stockholders who are beneficial owners, whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds

On February 19, 2019, we closed our initial public offering, or IPO, pursuant to a registration statement on Form S-1 (File No. 333-229306), which the SEC declared effective on February 13, 2019. In the IPO, we issued and sold 5,000,000 shares of common stock at a public offering price of $14.00 per share, for aggregate gross proceeds to us of $70.0 million. The net offering proceeds to us, after deducting underwriting discounts and commissions of $4.9 million and estimated offering expenses of approximately $3.8 million, were approximately $61.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC acted as joint book-running managers of our IPO. Cowen and Company, LLC, Guggenheim Securities, LLC and SVB Leerink LLC acted as the co-managers for the IPO.

There has been no material change in the use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated February 13, 2019 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on February 14, 2019.

Recent Sales of Unregistered Securities

Issuances of Common Stock and Options to Purchase Common Stock

From January 1, 2018 through December 31, 2018, we granted stock options under our 2012 Stock Incentive Plan, as amended, to purchase up to an aggregate of 1,692,148 shares of our common stock to our employees, directors, and consultants, having exercise prices ranging from $2.14 to $3.69 per share. From January 1, 2018 through December 31, 2018, an aggregate of 48,953 shares of our common stock were issued upon the exercise of these options, at exercise prices ranging from $1.34 to $3.69 per share, for aggregate proceeds of approximately $69.

The offers, sales and issuances of the securities described in the preceding paragraph were deemed to be exempt from registration either under the Securities Act in reliance on Rule 701 promulgated under the Securities Act, or Rule 701, as transactions under compensatory benefit plans and contracts relating to compensation, or Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of such securities were our employees, directors or consultants and received the securities under our equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions.

The historical common stock and per share information described above reflects the one-for-4.45 reverse split of our common stock that was effected on February 1, 2019.

Issuances of Preferred Stock

In April 2018, we issued and sold an aggregate of 2,141,467 shares of our Series CC convertible preferred stock to 19 accredited investors at a price of $11.674227 per share, for aggregate gross proceeds of approximately $25.0 million.

The offer, sale and issuance of the securities described in the preceding paragraph was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in this transaction. Each of the recipients of securities in this transaction was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business or other relationships, to information about us.

The historical convertible preferred stock and per share information described above reflects the one-for-4.45 reverse split of our convertible preferred stock that was effected on February 1, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6. Selected Financial Data.

The following tables set forth our selected financial data for the periods ended on and as of the dates indicated. We derived the selected statements of operations data for the years ended December 31, 2018 and 2017 and the selected balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the year ended December 31, 2016 and the selected balance sheet data as of December 31, 2016 are derived from our audited financial statements not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future.

The data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements, related notes and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$27,672	$20,154	$14,910
Cost of goods sold	10,879	9,850	7,144
Gross profit	16,793	10,304	7,766
Operating expenses:
Selling, general and administrative	25,999	18,991	12,640
Research and development	12,043	10,286	10,047
Total operating expenses	38,042	29,277	22,687
Loss from operations	(21,249)	(18,973)	(14,921)
Other (expense) income:
Interest income	208	26	13
Interest expense	(2,665)	(2,144)	(1,365)
Other (expense) income, net	(1,416)	(186)	(104)
Total other (expense) income, net	(3,873)	(2,304)	(1,456)
Net loss	$(25,122)	$(21,277)	$(16,377)
Net loss per common share, basic and diluted	$(17.97)	$(16.12)	$(14.50)
Weighted average common shares used to compute net loss per share, basic and diluted	1,398,065	1,319,542	1,129,199

	As of December 31,
	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,769	$8,850	$12,658
Working capital(1)	12,242	12,507	10,378
Total assets	25,867	21,696	20,439
Convertible preferred stock warrant liability	1,800	430	260
Total debt	19,939	19,319	9,624
Total liabilities	31,032	27,575	17,895
Convertible preferred stock	68,423	43,641	31,852
Total stockholders’ deficit	(73,588)	(49,520)	(29,308)

(1)

We define working capital as current assets less current liabilities. See our financial statements included elsewhere in this Annual Report for further details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K, or Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to our future financial and business performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A. “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report.

Overview

We are a leading commercial-stage ophthalmic medical technology company focused on treating corneal ectatic disorders and improving vision to reduce dependency on eyeglasses or contact lenses. Our proprietary Avedro Corneal Remodeling Platform is designed to strengthen, stabilize and reshape the cornea utilizing corneal cross-linking in minimally invasive and non-invasive outpatient procedures to treat corneal ectatic disorders and correct refractive conditions, which are caused by changes in the shape of the eye that prevent light from focusing on the retina, causing blurred vision. Our Avedro Corneal Remodeling Platform is comprised of our KXL and Mosaic systems, each of which delivers ultraviolet A, or UVA, light, and a suite of proprietary single-use riboflavin drug formulations, which, when applied together to the cornea, induce a biochemical reaction called corneal collagen cross-linking, or corneal cross-linking. Our KXL system in combination with our Photrexa drug formulations, which we launched in the United States in September 2016, is the first and only minimally invasive product offering approved by the U.S. Food and Drug Administration, or the FDA, indicated for the treatment of progressive keratoconus and corneal ectasia following refractive surgery. Additionally, the FDA granted us orphan drug designations and we have orphan drug exclusivity until 2023 that covers our Photrexa formulations used with our KXL system for our approved indications. We have obtained a Conformité Européene, or CE, mark for our Mosaic system, which allows it to be marketed throughout the European Union. The Mosaic System is capable of performing vision correction procedures and treating corneal ectatic disorders and we began a targeted international launch in late 2017.

We sell our products primarily to ophthalmologists, hospitals and ambulatory surgery centers, or ASCs. The physicians primarily involved in corneal cross-linking are ophthalmologists who are either corneal specialists or trained in refractive procedures. According to Market Scope estimates, there are approximately 1,100 corneal refractive centers in the United States. Of these centers, we estimate there are approximately 800 centers in which a majority of cataract and refractive surgeons, as well as corneal specialists who treat keratoconus, are located. As of December 31, 2018, our KXL systems were placed in 312 centers. In the United States, we sell our products through a direct sales team that, as of December 31, 2018, consisted of ten sales professionals. If we are able to obtain FDA approval for our Mosaic system and its associated drug formulations for the treatment of presbyopia, we expect to leverage our existing sales force to cross-sell our KXL and Mosaic systems and their respective drug formulations, as they share the same target customers. In addition to the approximately 800 centers we are targeting for keratoconus, we expect to sell the Mosaic system and its associated drug formulations, if approved, to the remaining 300 corneal refractive centers that focus exclusively on refractive procedures. Outside the United States, we sell our products through a broad network of distribution partners located in markets where we see the greatest potential for corneal cross-linking procedures.

We have invested heavily in our research and development activities, including product development and clinical studies to demonstrate the safety and efficacy of our corneal cross-linking platform to support regulatory submissions. We intend to continue to make significant investments in research and development efforts to support our pivotal Phase 3 clinical trial of the Epi-On procedure using our KXL system, its associated drug formulations and our Boost Goggles for the treatment of progressive keratoconus and the Phase 2a clinical trial of our Mosaic system and its associated drug formulations for the treatment of presbyopia. We also intend to make significant investments in our commercial organization by increasing the number of sales personnel and reimbursement specialists to support the establishment of consistent and favorable payment policies. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require substantial additional funding, which may include future equity and debt financings.

On February 19, 2019, we closed our initial public offering, or IPO, of common stock, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of approximately $61.3 million after deducting underwriting discounts and other offering costs. To date, we have financed our operations primarily through sales of our convertible preferred stock, debt financings and, more recently, sales of our proprietary Photrexa formulations and our KXL system and from our IPO, and have devoted substantially all of our resources to the research, development and engineering of our products, seeking regulatory approval of our products and the commercial launch of our KXL system and its associated drug formulations. For the years ended December 31, 2018 and 2017, we generated revenue of $27.7 million and $20.2 million, respectively. For the years ended December 31, 2018 and 2017, we had net losses of $25.1 million and $21.3 million, respectively. As of December 31, 2018, we had an accumulated deficit of $182.1 million.

We believe that our existing cash and cash equivalents will enable us to fund our current projected operating expenses and capital expenditures for at least the next twelve months. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a shareholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our shareholders.

Reverse Stock Split

On January 31, 2019, our board of directors approved an amended and restated certificate of incorporation to (1) effect a reverse split on the outstanding shares of our common stock and convertible preferred stock on a one-for-4.45 basis, which we refer to as the Reverse Stock Split, and (2) authorize us to issue up to 200,000,000 shares of common stock, $0.00001 par value per share and 10,815,632 shares of convertible preferred stock, $0.00001 par value per share, which we refer to collectively as the Charter Amendment. The par values of our common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Charter Amendment was approved by our stockholders on January 31, 2019 and became effective upon the filing of the Charter Amendment with the State of Delaware on February 1, 2019. All issued and outstanding common stock and convertible preferred stock and related share and per share amounts contained in this Annual Report have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Components of Our Results of Operations

Revenue

We generate revenue from sales of our single-use riboflavin drug formulations and our KXL and Mosaic systems. Recent revenue growth in single-use riboflavin drug formulations has been favorably impacted primarily by an increase in the average selling price in the United States, which took effect in July 2017, and we expect continued revenue growth as a result of increased patient and physician adoption of our products. The recent decrease in our U.S. device revenue has been driven by early market adoption due to significant market demand upon the U.S. commercial launch of our KXL system in September 2016, which normalized in 2018. We expect our revenue growth may be impacted to the extent we are able to support the establishment of consistent and favorable payment policies, increase patient and physician awareness of our products and continue to drive device placements in existing geographies and expansion of sales to additional corneal refractive centers in the United States. We intend to continue to expand our sales, reimbursement and marketing organization to help us drive and support revenue growth and further penetrate the market. The single-use riboflavin drug formulations represent disposable items that are used on a treatment-by-treatment basis. As we sell more devices, we expect the number of treatments performed by ophthalmologists and, correspondingly, sales of our single-use riboflavin drug formulations, to grow. As demand for new products can fluctuate significantly and delays in market adoption and healthcare reimbursement policies may occur, we anticipate that our revenue, expense and operating losses will be difficult to predict. Our revenue may also fluctuate on a quarterly basis in the future due to a variety of factors, including the impact of the buying patterns of our distributors.

Cost of Goods Sold and Gross Margin

We manufacture our KXL and Mosaic systems at our manufacturing facilities in Burlington, Massachusetts and Dublin, Ireland. We contract third-party manufacturers to produce our single-use riboflavin drug formulations. Cost of goods sold primarily consist of manufacturing overhead costs, material costs and direct labor. Our material costs include raw materials, reserves for expected warranty costs, scrap and inventory obsolescence. Our manufacturing overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment, operations supervision and management, depreciation expense for production equipment, amortization of leasehold improvements, shipping costs and royalty expense payable in connection with sales of certain products. Our labor costs include salaries, bonus, benefits and stock-based compensation. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows.

We expect our overall gross margin, which is calculated as revenue less cost of goods sold for a given period divided by revenue, to improve in future periods as, and to the extent, sales of our single-use riboflavin drug formulations increase and as additional medical devices are purchased. Our gross margin has been, and we expect it will continue to be, affected by a variety of factors, including product and geographic sales mix, pricing, production volumes and manufacturing costs, production yields and scrap costs, and to a lesser extent the implementation of cost-reduction strategies. We sell our products in the United States at a higher price point than what we have received historically in the international markets and therefore, as we gain market share in the United States, we believe our gross margins may be positively impacted. We believe our gross margins may be further positively improved as, and to the extent, we increase drug production volume and scale our business. As we are in the earlier stages of commercialization, we have not yet been able to take advantage of economies of scale in our manufacturing and purchasing, so gross margins may continue to be negatively impacted until such time as these efficiencies can be achieved.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses are expensed as incurred and primarily consist of personnel-related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock-based compensation for our executive, financial, marketing, sales and administrative functions. Other significant SG&A expenses include marketing programs, advertising, conferences and travel expenses, as well as the costs associated with obtaining and maintaining our patent portfolio and professional fees for accounting, auditing, consulting and legal services.

We expect SG&A expenses to continue to grow in the foreseeable future as we increase our sales and marketing infrastructure globally and our clinical education and general administration infrastructure in the United States. In addition, we expect our general and administrative expenses will significantly increase as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. We also anticipate increased expenses related to audit, legal, and tax-related services, director and officer insurance premiums and investor relations costs associated with being a public company.

Research and Development Expenses

Research and development, or R&D, expenses are expensed as incurred and primarily consist of personnel-related expenses, including salaries, bonuses, fringe benefits and stock-based compensation for our R&D employees. Other significant R&D expenses include new product development projects and the cost of conducting our ongoing clinical trials, including the pivotal Phase 3 clinical trial of the Epi-On procedure using our KXL system, its associated drug formulations and our Boost Goggles for the treatment of progressive keratoconus and the Phase 2a clinical trial of our Mosaic system and its associated drug formulations for the treatment of presbyopia, which may include payments to investigational sites and investigators, clinical research organizations, consultants and other outside technical services and the costs of materials, supplies and travel. We expect our R&D expenses to increase as we initiate and advance our development programs and clinical trials.

Other Expense, Net

Other expense, net, consists primarily of (1) changes in fair value of our derivative and convertible preferred stock warrant liabilities, (2) interest expense, which includes cash and non-cash interest related to our outstanding debt owed to outside lenders associated with debt facilities including accretion of debt discount on the debt facilities and (3) interest income from interest earned on our cash equivalents. In connection with our IPO, our convertible preferred stock warrants converted into common stock warrants and we expect the liability will be reclassified as additional paid-in capital.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Change
	2018	2017	$	%
		(in thousands, except percentages)
Revenue	$27,672	$20,154	$7,518	37.3%
Cost of goods sold	10,879	9,850	1,029	10.4%
Gross profit	16,793	10,304	6,489	63.0%
Gross margin	60.7%	51.1%
Operating expenses:
Selling, general and administrative	25,999	18,991	7,008	36.9%
Research and development	12,043	10,286	1,757	17.1%
Total operating expenses	38,042	29,277	8,765	29.9%
Loss from operations	(21,249)	(18,973)	(2,276)	12.0%
Other expense, net	(3,873)	(2,304)	(1,569)	68.1%
Net loss	$(25,122)	$(21,277)	$(3,845)	18.1%

Revenue by Geography	Year Ended December 31,
	2018		2017
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
United States	$18,689	67.5%	$10,846	53.8%
Asia	4,020	14.5%	4,534	22.5%
Europe	2,220	8.0%	2,348	11.7%
Middle East	1,526	5.6%	1,293	6.4%
Other	1,217	4.4%	1,133	5.6%
Total revenues	$27,672	100.0%	$20,154	100.0%

Revenue

Revenue for the year ended December 31, 2018 increased by $7.5 million, or 37.3%, to $27.7 million as compared to $20.2 million for the year ended December 31, 2017. The increase was primarily a result of a $7.8 million, or 72.3%, increase in sales in the United States, offset by a decrease of $0.3 million, or 3.5%, in sales outside of the United States.

The increase in revenue within the United States was primarily attributable to a $10.6 million increase in drug revenue, partially offset by a $3.2 million decrease in device revenue. The increase in U.S. drug revenue was due to an increase in the average selling price of single-use riboflavin drug formulation, which was partially offset by a decrease in volume of single-use riboflavin drug formulations sold. In July 2017, we increased the price of our single-use riboflavin drug formulation sold in the United States. The decrease in U.S. device revenue was due to a decrease in volume of device sales. We sold 51 KXL systems in the United States in the year ended December 31, 2018 as compared to 92 KXL systems in the year ended December 31, 2017.

The decrease in revenue outside the United States was primarily attributable to a $0.8 million decrease in drug revenue, partially offset by a $0.5 million increase in device revenue. The decrease in drug revenue was due to a decrease in volume of single-use riboflavin drug formulations sold, while the increase in device revenue was due to an increase in volume of device sales.

Cost of Goods Sold and Gross Margin

Our cost of goods sold for the year ended December 31, 2018 increased by $1.0 million, or 10.4%, to $10.9 million as compared to $9.9 million for the year ended December 31, 2017. The increase was primarily due to scrap costs related to expired drug product. Gross profit for the year ended December 31, 2018 increased $6.5 million as compared to the year ended December 31, 2017, and gross margin increased from 51.1% during the year ended December 31, 2017 to 60.7% during the year ended December 31, 2018. This increase in gross margin was primarily due to an increase in the average selling price of single-use riboflavin drug formulation.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2018 increased by $7.0 million, or 36.9%, to $26.0 million as compared to $19.0 million for the year ended December 31, 2017. The increase was driven primarily by increased employee-related costs and professional fees to support our growing business and increased commercial efforts. We incurred increased personnel and related costs of $4.3 million and increased professional fees of $0.6 million for accounting, audit, legal and tax services incurred as we increased our headcount and expand personnel and services to support our commercial growth. Additionally, marketing costs increased by $1.8 million in support of our commercial efforts, and rent and utilities increased by $0.1 million.

Research and Development Expenses

R&D expenses for the year ended December 31, 2018 increased by $1.7 million, or 17.1%, to $12.0 million as compared to $10.3 million for the year ended December 31, 2017. R&D headcount increased which resulted in a $1.2 million increase in personnel and related expenses. The increase was also due to $0.4 million of increased product development and clinical research costs and $0.1 million of increased depreciation expense.

Other Expense, Net

Other expense, net increased by $1.6 million for the year ended December 31, 2018, or 68.1%, as compared to the year ended December 31, 2017. The increase was primarily due to $0.5 million of increased interest expense, net resulting from the borrowings under our credit facility entered into in March 2017, and $1.6 million of increased expense during the year ended December 31, 2018 due to the change in fair value of our warrant liability. This was offset by a $0.2 million decrease in loss on extinguishment of debt, as the extinguishment occurred during the year ended December 31, 2017 and there were no similar changes recorded during the year ended December 31, 2018. The increase in other expense, net was also offset by a $0.2 million increase in interest income, and a $0.2 million decrease in expense due to the change in fair value of our derivative liability.

Liquidity and Capital Resources

As of December 31, 2018, our principal source of liquidity was cash and cash equivalents of $9.8 million. We believe that the net proceeds from our IPO, along with our existing cash and cash equivalents, will be sufficient to fund our projected liquidity requirements for at least the next twelve months.

Historically, our sources of cash have included private placements of equity securities, debt financings and cash generated from operations, primarily from the collection of accounts receivable resulting from product sales. Our historical cash outflows have primarily been associated with cash payments to service our debt, in addition to cash used for operating activities, such as the purchase and growth of inventory, expansion of our sales, marketing, research and development activities, and other working capital needs; and expenditures related to equipment and improvements used to increase our manufacturing capacity, to improve our manufacturing efficiency, and for overall facility expansion. If our sources of cash are insufficient to satisfy our liquidity requirements, however, we may seek to sell additional equity or make additional borrowings under a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Initial Public Offering

On February 19, 2019, we closed our IPO in which we sold 5,000,000 shares of common stock, at a public offering price of $14.00 per share, for aggregate gross proceeds of $70.0 million. The net offering proceeds to us, after deducting underwriting discounts and commissions of $4.9 million and estimated offering expenses of approximately $3.8 million, were approximately $61.3 million. See Notes 2 and 17 to our audited financial statements included elsewhere in this Annual Report for more information.

Debt Facility

On March 20, 2017, we entered into a credit agreement, or the Credit Agreement, with OrbiMed Royalty Opportunities II, L.P., or OrbiMed, which is affiliated with OrbiMed Private Investments VI, LP, or OrbiMed Private Investments. The Credit Agreement made available to us two loans, one in the amount of $20.0 million, which we borrowed in March 2017, and the second in the amount of $10.0 million, which was available through December 31, 2017, based on a revenue milestone, but never drawn. Under the Credit Agreement, cash interest accrues until maturity at the rate of 10% per annum, or the Applicable Margin. Additional interest, or PIK interest, accrues at the per annum rate equal to the higher of (1) the three-month LIBOR rate and (2) 1.00%. Such PIK interest is added to the outstanding principal amounts outstanding under the Credit Agreement on the last day of each calendar quarter until the maturity date. Outstanding principal amounts plus all accrued and unpaid PIK interest are due in one lump sum payment on the loan maturity date, March 20, 2022.

The Credit Agreement includes affirmative and negative covenants and events of default, including the following events of default: payment defaults, breaches of representations and warranties, non-performance of certain covenants and obligations, cross-acceleration with debt, judgment defaults, change in control, bankruptcy, certain events with respect to key permits, regulatory events, recalls and certain actions and settlements with governmental entities, key person events, a material impairment in the perfection or priority of OrbiMed’s security interest or in the value of the collateral, a material adverse change in the business, operations or condition of us and our subsidiaries taken as a whole and a material impairment of the prospect of repayment of the loans.

Upon the occurrence of an event of default and continuing until such event of default is no longer continuing, the Applicable Margin will increase by 3.00% per annum.

If we repay all or a portion of the term loans prior to maturity, we will pay OrbiMed a prepayment fee as follows: for amounts repaid after March 20, 2018 but on or prior to March 20, 2019, 9% of the portion of principal repaid; for amounts repaid after March 20, 2019 but on or prior to March 20, 2020, 5% of the portion of principal repaid; and for amounts repaid after March 20, 2020 but on or prior to March 20, 2021, 3% of the portion of the principal repaid. No prepayment fee will be required for amounts repaid after March 20, 2021 but prior to March 20, 2022. Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets, including our intellectual property.

In connection with the Credit Agreement and the close of the first draw in March 2017, we issued to OrbiMed warrants to purchase 106,617 shares of Series AA convertible preferred stock at an exercise price of $4.45 per share. Each warrant is exercisable for a period of ten years from the date of issuance and may be exercised on a cashless basis in whole or in part.

During March 2017, we repaid in full a loan and security agreement we entered into in September 2014 with an outside lender for $12.5 million, with the proceeds from the Credit Agreement.

As of December 31, 2018, we have borrowed and have outstanding $20.0 million of debt under the Credit Agreement. As of December 31, 2018, we have recorded a long-term debt obligation of $19.9 million for the Credit Agreement, which includes borrowings outstanding of $20.0 million and accrued PIK interest of $0.6 million, net of debt discount of $0.7 million.

Historical Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(22,178)	$(23,995)
Investing activities	(361)	(818)
Financing activities	23,458	21,005
Net increase (decrease) in cash and cash equivalents	$919	$(3,808)

Operating Activities

Net cash used in operating activities was $22.2 million for the year ended December 31, 2018, reflecting a net loss of $25.1 million and net changes in operating assets and liabilities of $0.8 million, partially offset by non-cash charges of $3.8 million primarily for stock-based compensation expense and a change in assets and liabilities held at fair value. Net cash used in operating activities was $24.0 million for the year ended December 31, 2017, reflecting a net loss of $21.3 million, net changes in operating assets and liabilities of $4.7 million and partially offset by non-cash charges of $2.0 million primarily for stock-based compensation expense and depreciation.

Investing Activities

Net cash used in investing activities was $0.4 million and $0.8 million for the years ended December 31, 2018 and 2017, respectively, and resulted from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities totaling $23.5 million for the year ended December 31, 2018 was primarily due to net proceeds of $24.8 million from the issuance of Series CC convertible preferred stock, offset by deferred offering costs of $1.2 million. Net cash provided by financing activities totaling $21.0 million for the year ended December 31, 2017 was primarily due to net proceeds of $11.8 million from the issuance of Series BB convertible preferred stock, proceeds of $20.0 million from borrowings under our Credit Agreement, offset by payments on long-term debt of $9.8 million, representing repayment of our prior credit agreement.

Contractual Obligations and Commitments

Our contractual obligations and commitments consist of obligations under our outstanding debt facilities, leases for our office space, and our supplier and manufacturing agreements. The following table summarizes these contractual obligations as of December 31, 2018:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Long-term debt obligations	$ —	$ —	$20,657	$ —	$20,657
Operating lease obligations	1,157	2,568	1,599	—	$5,324
Purchase obligations	1,947	—	—	—	$1,947
Total contractual obligations	$3,104	$2,568	$22,256	$—	$27,928

Long-term debt obligation represents fixed amounts due under our Credit Agreement. The table above includes the $20.0 million maturity payment and PIK interest accrued as of December 31, 2018. We have not included an estimate of the additional PIK interest, which will accrue quarterly and is due on maturity, as the amount of accrued PIK interest will vary based on three month LIBOR. We pay 10% interest quarterly on the aggregate of the $20.0 million maturing payment and accrued PIK interest, which we have not included an estimate of due to the variable PIK interest rates that are dependent on market interest rates.

Operating lease obligations represent future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2018, including remaining lease payments for our current facilities in Waltham and Burlington, Massachusetts.

Purchase obligations include minimum committed and non-cancelable amounts due under our supplier and manufacturing agreements.

In addition, we have a $0.3 million final milestone payment due under a license agreement. The payment is contingent on the issuance of a patent and therefore is not reflected in the table above.

Off-Balance Sheet Arrangements

During the periods presented, we did not and do not currently have any off-balance sheet arrangements as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. The most significant assumptions used in the financial statements are the underlying assumptions used in revenue recognition, product warranties, inventory valuation and valuing share-based compensation including the fair value of our common stock. We base estimates and assumptions on historical experience when available and on various factors that it determined to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Significant areas requiring management estimates or judgments include the following key financial areas:

Revenue Recognition

We derive our revenue principally from sales of our medical devices and related single-use riboflavin drug formulations. We recognize revenue when all four of the following criteria are met: (1) persuasive evidence that an agreement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable and (4) collectability is reasonably assured.

U.S. Product Revenue

We sell single-use riboflavin drug formulations and medical devices directly to customers, which are typically physician clinics or hospitals, through our direct sales force. In each arrangement, we are responsible for installation and calibration of the medical devices and initial user training, which are deemed essential to the functionality of the medical device. Each medical device is sold with a standard one-year warranty from the date of shipment, which provides that the medical device will function as intended during that one-year period or we will either replace the product, or a portion thereof, or provide the necessary repair service during our normal service hours. The single-use riboflavin drug formulations are shipped with a minimum shelf life remaining until their sterility expiration, which is generally six to 12 months.

We generally enter into multiple element arrangements with our new customers, which include the sale of a medical device with an initial order of related single-use riboflavin drug formulations, and may include an extended warranty. Therefore, we recognize device revenue when the initial order of the related single-use riboflavin drug formulations is delivered, user training is completed and the medical device is delivered, installed and accepted by the end user customer. The customers have no right of return or inventory swap-out provisions.

In the event we enter into a contract in which the deliverables are required to be separated, we will allocate arrangement consideration to each deliverable in an arrangement based on its relative selling price. We will determine the selling price using vendor-specific objective evidence, or VSOE, if it exists; otherwise, we will use third-party evidence, or TPE. If neither VSOE nor TPE of selling price exists for a deliverable, we will use best estimated selling price to allocate the arrangement consideration. We will apply appropriate revenue recognition guidance to each unit of accounting.

The assessment of multiple-deliverable arrangements requires judgment in order to determine the appropriate unit of accounting, the estimated selling price of each unit of accounting and the point in time that, or the period over which, revenue should be recognized.

Single-use riboflavin drug formulations have a warranty period up to sterility expiration, which is generally six to twelve months. Through June 30, 2017, we recognized revenue of subsequent single-use riboflavin drug formulations orders upon shipment as all four revenue criteria are met. In July 2017, we began offering extended payment terms to our customers in which a portion of the purchase price of the single-use riboflavin drug formulations would be payable in 30 days and the remainder payable in 180 days. Under these new payment terms, we were not able to reasonably assure the fees are fixed and determinable or collectability is reasonably assured on the shipment date. Therefore, we recognize revenue on the single-use riboflavin drug formulations when the payment becomes due from the customer and collectability is reasonably assured, which is generally 30 to 180 days from the invoice date. Although the amounts charged per treatment are invoiced to the customer on the shipment date, we do not record deferred revenue or accounts receivable for the amounts charged under extended payment terms since collectability cannot be reasonably assured. $5.5 million and $2.4 million of single-use riboflavin drug formulations amounts were invoiced to customers under extended payment terms, and were excluded from our balance sheet at December 31, 2018 and 2017, respectively.

Product Revenue Outside the United States

We have established distributor agreements with various distributors throughout the world. Inventory title transfers to the distributor at the time of shipment. The payment from the distributor is due in accordance with our standard payment terms. These payments are not contingent upon the distributor’s sale of products to its customers. The distributors have no right of return or inventory swap-out provisions. Medical devices sold are generally covered by a one year warranty. The related single-use riboflavin drug formulations are shipped with a minimum shelf life remaining until their sterility expiration, which is generally six to 12 months. Once the products are shipped to the distributor we have no further obligation except for the warranty provision. As such, revenue and cost of revenue are recognized upon shipment. The term of the distributor agreements is typically two years, with each option of renewal not exceeding one year.

Multiple-deliverable arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized.

Product Warranty

Our medical devices are covered by a standard warranty which outside the United States is for 15 months following shipment or 12 months following installation at the end-customer site, and inside the United States is 12 months following installation. We record our estimated contractual obligations at the time of shipment since installations are within 30 days of shipment and returns are not accepted. We consider the 12-month rolling average of actual warranty claims associated with its medical devices and related single-use riboflavin drug formulations when determining the warranty accrual estimate.

Inventories

We state inventories at the lower of first-in, first-out cost, or net realizable value. We adjust our cost basis for excess, expired and obsolete inventories primarily on estimates of forecasted net sales.

We capitalize inventories in preparation for sales of products when the related product candidates are considered to have a high likelihood of regulatory clearance and the related costs are expected to be recoverable through sales of the inventories. In addition, we capitalize inventories related to the manufacture of medical devices that have a high likelihood of regulatory clearance and will be retained as our assets upon determination that the instrument has alternative future uses. In determining whether or not to capitalize such inventories, we evaluate, among other factors, information regarding the product candidate’s status of regulatory submissions and communications with regulatory authorities, the outlook for commercial sales and alternative future uses of the product candidate. Costs associated with development products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred.

We classify amounts related to medical devices that we own and use in the Company’s operations, as a component of property and equipment. The cost of these commercially sellable devices is capitalized as inventory until such time we determine the instrument will be used for internal purposes.

Stock-Based Compensation

We maintain an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of stock-based incentive awards to employees or employees of our affiliates.

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation, or ASC 718. ASC 718 requires all equity-based compensation awards to employees and nonemployee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option pricing model. We use the value of our common stock to determine the fair value of restricted shares.

We account for restricted stock and common stock options issued to nonemployees under FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, or ASC 505-50. As such, the value of such options is periodically remeasured and income or expense is recognized over their vesting terms. Compensation cost related to awards with service-based vesting schedules is recognized using the straight-line method. We determine the fair value of the restricted stock and common stock granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued. We have not granted any share-based awards to our consultants.

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (1) the expected share price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) the expected dividend yield. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to us, including stage of product development and focus on the life science industry. We use the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

We expense the fair value of our equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received. We measure equity-based compensation awards granted to nonemployees at fair value as the awards vest and recognize the resulting value as compensation expense at each financial reporting period. We account for award forfeitures as they occur.

Historically, the fair value of the underlying common stock was determined by the board of directors, with input from management and the assistance of a third-party valuation specialist, by determining our equity value and then allocating this value among the different classes of equity securities based on their respective rights and individual characteristics. The equity value was determined using three different methods, which includes back-solving overall equity value to the price paid by recent financing transactions, using a combination of the market-based approach and the income approach, and also utilizing a hybrid method, as discussed below. The fair value of our equity was then allocated to various securities within our capital structure by applying an option pricing method. The option pricing method estimates the fair value of each class of security based on the potential to profit from the upside of the business, while taking into account the unique characteristics of each class of security.

Starting with the valuation of our common stock on December 31, 2018, we utilized the probability-weighted expected return method, or PWERM, in combination with the option pricing method, or OPM, as a hybrid method, or Hybrid Method, which is an accepted valuation method under the AICPA Practice Guide, for determining the fair value of our common stock. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, in light of the rights and preferences of each class and series of stock, discounted for a lack of marketability. The OPM values each equity class by creating a series of call options on the equity value, with exercise prices based on the liquidation preferences, participation rights and strike prices of derivatives. The Hybrid Method is appropriate for a company expecting a near term liquidity event, but where, due to market or other factors, the likelihood of completing the liquidity event is uncertain. The Hybrid Method considers a company’s going concern nature, stage of development and ability to forecast near and long-term future liquidity scenarios.

Recent Accounting Pronouncements

See Note 2 to our audited financial statements included elsewhere in this Annual Report for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8. Financial Statements and Supplementary Data.

Avedro, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Avedro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avedro, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 21, 2019

Avedro, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,769	$8,850
Accounts receivable (including $573 and $445 from related parties as of December 31, 2018 and 2017, net of allowance of $198 and $120, respectively)	4,725	3,239
Inventories	4,259	5,151
Prepaid expenses and other current assets	1,919	2,169
Total current assets	20,672	19,409
Equipment and furniture, net	1,524	1,640
Restricted cash	551	551
Deferred offering costs	2,829	—
Other assets	291	96
Total assets	$25,867	$21,696
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,126	$2,880
Accrued expenses and other current liabilities	5,366	2,900
Current portion of license obligation (Note 7)	250	250
Deferred revenue	688	872
Total current liabilities	8,430	6,902
Deferred revenue, net of current portion	12	77
Long-term debt obligations, net of current portion	19,939	19,319
Derivative and warrant liability	2,206	839
Other non-current liabilities	13	79
Deferred rent	432	359
Total liabilities	$31,032	$27,575
Commitments and contingencies (Note 7)
Convertible preferred stock:
Series AA convertible preferred stock, $0.00001 par value; authorized shares 32,650,000 at December 31, 2018 and 2017, respectively; issued and outstanding shares 7,161,719 at December 31, 2018 and 2017, respectively; liquidation preference of $31,870 at December 31, 2018	31,852	31,852
Series BB convertible preferred stock, $0.00001 par value; authorized shares 5,950,000 December 31, 2018 and 2017, respectively; issued and outstanding shares 1,332,708 at December 31, 2018 and 2017, respectively; liquidation preference of $12,000 at December 31, 2018	11,789	11,789
Series CC convertible preferred stock, $0.00001 par value; authorized shares 9,529,571 and zero at December 31, 2018 and 2017, respectively; issued and outstanding shares 2,141,467 and zero at December 31, 2018 and 2017, respectively; liquidation preference of $25,000 at December 31, 2018	24,782	—
Stockholders’ deficit:
Common stock, $0.00001 par value; authorized shares 66,905,000 and 54,000,000 at December 31, 2018 and 2017, respectively; issued and outstanding shares 1,412,003 and 1,363,050 at December 31, 2018 and 2017, respectively	2	2
Additional paid-in capital	108,532	107,478
Accumulated deficit	(182,122)	(157,000)
Total stockholders’ deficit	(73,588)	(49,520)
Total liabilities, convertible preferred stock and stockholders’ deficit	$25,867	$21,696

The accompanying notes are an integral part of these financial statements.

Avedro, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenue (including related party activity of $2,066 and $1,868 for the years ended December 31, 2018 and 2017, respectively)	$27,672	$20,154
Cost of goods sold (including related party activity of $517 and $355 for the years ended December 31, 2018 and 2017, respectively)	10,879	9,850
Gross profit	16,793	10,304
Operating expenses:
Selling, general and administrative	25,999	18,991
Research and development	12,043	10,286
Total operating expenses	38,042	29,277
Loss from operations	(21,249)	(18,973)
Other expense (income):
Interest income	208	26
Interest expense	(2,665)	(2,144)
Other (expense) income, net	(1,416)	(186)
Total other (expense) income, net	(3,873)	(2,304)
Net loss	$(25,122)	$(21,277)
Net loss per share of common stock, basic and diluted	$(17.97)	$(16.12)
Weighted average shares of common stock used to compute net loss per share, basic and diluted	1,398,065	1,319,542

The accompanying notes are an integral part of these financial statements.

Avedro, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share and per share data)

	Convertible Preferred Stock $0.00001 Par Value						Common Stock $0.00001 Par Value
	Series AA		Series BB		Series CC				Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	7,161,719	$31,852	—	$—	—	$—	1,205,281	$2	$106,413	$(135,723)	$(29,308)
Issuance of Series BB convertible preferred stock, net of issuance costs			1,332,708	11,789	—	—	—	—	—	—	—
Exercise of common stock, options	—	—	—	—	—	—	150,190	—	207	—	207
Exercise of common stock warrant	—	—	—	—	—	—	7,579	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	858	—	858
Net loss	—	—	—	—	—	—	—	—	—	(21,277)	(21,277)
Balance at December 31, 2017	7,161,719	$31,852	1,332,708	$11,789	—	$—	1,363,050	$2	$107,478	$(157,000)	$(49,520)
Issuance of Series CC convertible preferred stock, net of issuance costs	—	—	—	—	2,141,467	24,782	—	—	—	—	—
Exercise of common stock, options	—	—	—	—	—	—	48,953	—	69	—	69
Share-based compensation	—	—	—	—	—	—	—	—	985	—	985
Net loss	—	—	—	—	—	—	—	—	—	(25,122)	(25,122)
Balance at December 31, 2018	7,161,719	$31,852	1,332,708	$11,789	2,141,467	$24,782	1,412,003	$2	$108,532	$(182,122)	$(73,588)

The accompanying notes are an integral part of these financial statements.

Avedro, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,122)	$(21,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	675	563
Noncash interest expense	620	349
Loss on extinguishment of debt	—	230
Change in assets and liabilities held at fair value (Note 11)	1,367	(108)
Bad debt expense	88	—
Share-based compensation	985	858
Loss on disposal of equipment and furniture	29	11
Asset purchase and royalty obligation	10	43
Gain/(Loss) on foreign currency transactions	(2)	12
Changes in assets and liabilities:
Accounts receivable	(1,574)	(1,247)
Prepaid expenses and other current assets	250	(1,131)
Inventories	666	(2,248)
Restricted cash	—	(63)
Accounts payable and accrued expenses	201	914
Deferred revenue	(249)	(567)
Long-term accrued interest	—	(355)
Other non-current assets and liabilities	(122)	21
Net cash used in operating activities	(22,178)	(23,995)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(361)	(818)
Net cash used in investing activities	(361)	(818)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series BB convertible preferred stock	—	11,789
Net proceeds from issuance of Series CC convertible preferred stock	24,782	—
Proceeds from the exercise of common stock options	69	207
Deferred offering costs	(1,228)	—
Proceeds from debt financing	—	20,000
Principal payments on long-term debt obligation	—	(9,777)
Payment for asset purchase & license obligation	(128)	(762)
Payments for debt extinguishment costs	—	(108)
Principal payments on capital lease obligation	(37)	(34)
Loan issuance costs	—	(310)
Net cash provided by financing activities	23,458	21,005
Net increase (decrease) in cash and cash equivalents	$919	$(3,808)
Cash and cash equivalents—Beginning of period	$8,850	$12,658
Cash and cash equivalents—End of period	$9,769	$8,850
Cash paid for interest	$2,042	$1,850
Supplemental disclosure of non-cash investing and financing activities
Net value of medical devices used for internal purposes transferred from inventory	$226	$333
Deferred offering costs included in accounts payable and accrued expenses	$1,601	$-

The accompanying notes are an integral part of these financial statements.

Avedro, Inc.

Notes to Financial Statements

(Dollars in thousands, except per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization

Avedro, Inc. (“Avedro” or the “Company”) was incorporated in Delaware on November 6, 2002. The Company is an ophthalmic pharmaceutical and medical device company developing and commercializing a suite of products based on its proprietary corneal collagen cross-linking technology platform (the “Avedro Cross-Linking Platform”) to address a wide variety of ophthalmic disorders and conditions, primarily associated with corneal weakness. The primary components of the Avedro Cross-Linking Platform are proprietary pharmaceutical formulations of riboflavin (vitamin B2), a “single dose pharmaceutical,” sold primarily in conjunction with the Company’s innovative devices for the delivery of metered doses of UVA light, a “medical device”. The technological advances that the Company has made with the Avedro Cross-Linking Platform have enabled the Company to expand the use of corneal cross-linking beyond the traditional areas in which it has been historically applied. In April 2016, the Company received United States Food and Drug Administration (“FDA”) clearance for the single dose pharmaceuticals Photrexa Viscous and Photrexa, and the KXL System medical device. The Company sells these products in the United States through a direct sales force and distributes its products outside of the United States through international medical device distributors.

As of December 31, 2018, the Company has devoted the majority of its efforts to business planning, research and development, starting up production, developing markets, raising capital, recruiting management and technical staff and commercializing its newly approved products in the United States.

Basis of Accounting

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reverse Stock Split

On January 31, 2019, the Company’s board of directors and stockholders approved an amended and restated certificate of incorporation to, among other things, effect a reverse split on the outstanding shares of the Company’s common stock and convertible preferred stock on a one-for-4.45 basis (the “Reverse Stock Split”). The Reverse Stock Split became effective on February 1, 2019. The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. See Note 17, “Subsequent Events,” for additional information.

Initial Public Offering

In February 2019, the Company closed its initial public offering (“IPO”), in which it issued and sold 5,000,000 shares of common stock at a public offering price of $14.00 per share, for net proceeds to the Company of approximately $61,300, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into an aggregate of 10,635,894 shares of common stock and all warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 202,981 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability to additional paid-in-capital. Subsequent to the closing of the IPO, there were no shares of preferred stock or warrants to purchase shares of convertible preferred stock outstanding. The consolidated financial statements as of December 31, 2018, including share and per share amounts, do not give effect to the IPO or conversion of the convertible preferred stock, as the IPO and such conversions were completed subsequent to December 31, 2018. See Note 17, “Subsequent Events,” for additional information.

Liquidity

The Company has had recurring losses from operations since inception and has an accumulated deficit of $182,122 at December 31, 2018, and incurred a net losses of $25,122 and $21,277 for the years ended December 31, 2018 and 2017, respectively. Prior to the Company’s IPO,  the Company had funded its operations principally from issuances of preferred stock, debt financings, grants, product and service sales and development and license agreements. At December 31, 2018, the Company had $9,769 of unrestricted cash and cash equivalents. The Company expects the cash balance at December 31, 2018, along with the net proceeds from the IPO received in February 2019, will be sufficient to fund operations for a period of at least 12 months from the date the financial statements are issued.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant assumptions used in the financial statements are the underlying assumptions used in valuing share-based compensation including the fair value of the common stock, allowance for bad debts, the net realizable value of inventories, the value of the warrant liability, the value of embedded derivatives and the estimated useful lives of equipment and furniture. The Company bases estimates and assumptions on historical experience when available and on various factors that it determined to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company has elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Foreign Currency Transactions

The Company’s functional currency is the United States dollar. Foreign currency transaction gains and losses are recorded in the statements of operations. Net foreign exchange (losses) gains of $(21) and $(54) were recorded in other (expense) income in the years ended December 31, 2018 and 2017, respectively.

Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations and manages its business in one operating segment, which is the business of developing and launching commercially its products. The Company views its operations and manages its business in one operating segment.

Information about the Company’s operations in different geographic regions, based on the location of the revenue generating customer, is presented in the table below:

Revenue:

	For Year Ended December 31,
	2018	2017
United States	$18,689	$10,846
Asia	4,020	4,534
Europe	2,220	2,348
Americas (outside the United States)	809	874
Middle East	1,526	1,293
Other	408	259
	$27,672	$20,154

Fair Value Measurements

The carrying amounts reported in the Company’s financial statements for cash and cash equivalents, accounts receivable, net of allowance, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the Company’s long-term debt (see Note 9, “Long-Term Debt”) is determined using Level 3 inputs using current applicable rates for similar instruments as of the balance sheet dates and assessment of the credit rating of the Company. The carrying value of the Company’s long-term debt approximates fair value because the Company’s interest rate yield is near current market rates. The Company’s warrant liability, derivative liability and long-term debt are considered Level 3 liabilities within the fair value hierarchy described below.

Fair value is defined as the price that would be received if selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and often are calculated based on the economic and competitive environment, the characteristics of the asset and liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

The Company’s financial assets are classified within the fair value hierarchy based on the lowest level of inputs that is significant to the fair value measurement. The three levels of the fair value hierarchy, and its applicability to the Company’s financial assets, are described as follows:

Level 1: Unadjusted quoted prices of identical, unrestricted assets in active markets that are accessible at the measurement date.

Level 2: Quoted prices for similar assets, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.

Level 3: Pricing inputs are unobservable for the assets, that is, inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the assets.

There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2018 and 2017.

The Company has liabilities classified as Level 3 that are measured by management at fair value on a quarterly basis as described in Note 9, “Long-Term Debt,” and Note 10, “Warrants,” respectively. See Note 11, “Fair Value Measurements,” for additional information.

Cash and Cash Equivalents

Cash consists of highly liquid checking and savings accounts and cash equivalents consist of money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates their fair value. At December 31, 2018, the Company held $8,164 of cash equivalents, all of which were invested in money market funds. The Company did not hold any cash equivalents at December 31, 2017.

Restricted Cash

The Company has restricted cash of $551 at December 31, 2018 and 2017. The amounts are generally related to two irrevocable standby letters of credit in relation to the Company’s office lease agreements. Each letter of credit names the lessor as the beneficiary and is required to fulfill lease requirements in the event the Company should default on office lease obligations. See Note 7, “Commitments and Contingencies.” At December 31, 2018, the restricted cash for these letters of credit was $351. At December 31, 2018, the Company also held restricted cash of $200 to collateralize its credit card.

Concentration of Credit Risk and Significant Customers

Cash, cash equivalents and accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk.

At December 31, 2018, the Company invested its excess cash in money market funds through a United States bank with high credit ratings. At December 31, 2017, substantially all of the Company’s cash were in checking and savings accounts at a financial institution which management believes to have a high credit standing. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash and cash equivalents to the extent recorded on the balance sheet. The Company has no financial instruments with off-balance sheet risk of loss. The Company has not experienced any significant losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company is also subject to credit risk from its accounts receivable. The Company sells its products through its direct sales organization in the United States and primarily through established distributors outside of the United States. To minimize credit risk, ongoing credit evaluations of customers’ financial condition are performed and upfront customer deposits are received prior to shipment whenever deemed necessary. The Company has not experienced any material losses related to receivables from individual customers, or groups of customers.

During the years ended December 31, 2018 and 2017, the Company did not recognize revenue from one single customer over 10% of total revenues. The Company’s accounts receivable, net at December 31, 2018 and 2017 include amounts due to the Company from the below significant customers:

	Percentage of Total Accounts Receivable Balance as of December 31,
	2018	2017
Customer A	12%	14%
Customer D	9%	10%

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable which management estimates may be uncollectible, based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted.

Inventories

The Company states inventories at the lower of first-in, first-out cost, or net realizable value. The Company adjusts its cost basis for excess, expired and obsolete inventories primarily on estimates of forecasted net sales.

The Company capitalizes inventories in preparation for sales of products when the related product candidates are considered to have a high likelihood of regulatory clearance and the related costs are expected to be recoverable through sales of the inventories. In addition, the Company capitalizes inventories related to the manufacture of instruments that have a high likelihood of regulatory clearance and will be retained as the Company’s assets upon determination that the instrument has alternative future uses. In determining whether or not to capitalize such inventories, the Company evaluates, among other factors, information regarding the product candidate’s status of regulatory submissions and communications with regulatory authorities, the outlook for commercial sales and alternative future uses of the product candidate. Costs associated with development products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred.

The Company classifies amounts related to instruments that are Company-owned and used in the Company’s operations, as a component of property and equipment. The cost of these commercially sellable devices is capitalized as inventory until such time the Company determines the instrument will be used for internal purposes.

Equipment and Furniture

Equipment and furniture are recorded at historical cost, less accumulated depreciation. Costs for capital assets not yet placed into service are capitalized as construction in progress, and will be depreciated in accordance with the below guidelines once placed into service. Maintenance and repair costs are expensed as incurred. Costs which materially improve or extend the lives of existing assets are capitalized. Equipment subject to capital lease is depreciated over the lesser of the useful life of the asset or the life of the lease. The Company records depreciation using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Asset Category	Estimated Useful Lives
Machinery and lab equipment	5 years
Medical devices used for internal purposes	3 years
Computer hardware and software	3 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of the remaining lease term or estimated useful life

Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is recorded in the statements of operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses recognized during the years ended December 31, 2018 and 2017, respectively.

Deferred Rent

The Company accounts for rent expense related to operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each period presented is recorded as an adjustment to an other non-current liability, deferred rent, in the balance sheet.

Convertible Preferred Stock

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. A deemed liquidation event will only occur upon a greater than 50% change in control or a sale of substantially all of the assets of the Company and will be a redemption event subject to election by the holders of at least 70% of the then outstanding shares of convertible preferred stock, voting together as a single class on an as-converted basis. As the redemption event is outside the control of the Company, all shares of convertible preferred stock have been presented outside of permanent equity. Further, the Company has also elected not to adjust the carrying values of the convertible preferred stock to the redemption value of such shares, since it is uncertain whether or when a redemption event will occur. Subsequent adjustments to increase the carrying value to the redemption values will be made when it becomes probable that such redemption will occur. As of December 31, 2018, it was not probable that such redemption would occur.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses directly attributable to equity offerings. Upon completion of an offering, these amounts are offset against the proceeds of the offering. During 2018, the Company deferred offering costs related to its IPO totaling $2,829, which were capitalized and classified within noncurrent assets on the balance sheet as of December 31, 2018. There were no deferred offering costs as of December 31, 2017. Unpaid amounts as of December 31, 2018 totaled $1,601.

Guarantees and Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, stockholders, officers and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were, serving at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetimes. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy which mitigates its exposure and enables it to recover a portion of any future amounts paid. The Company has not incurred costs to date to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company determined the estimated fair value of these agreements is de minimis. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2018 and 2017.

Revenue Recognition

The Company derives its revenue principally from sales of its medical devices and related single dose pharmaceuticals. The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence that an agreement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

Product Revenue

U.S. Product Revenue

The Company, through its direct sales force, sells medical devices and related single dose pharmaceuticals directly to customers, which are typically physician clinics, or hospitals. In each arrangement, the Company is responsible for installation and calibration of the medical devices and initial user training, which are deemed essential to the functionality of the medical device. Each medical device is sold with a standard one year warranty from the date of shipment, which provides that the medical device will function as intended during that one year period or the Company will either replace the product, or a portion thereof, or provide the necessary repair service during the Company’s normal service hours. The related single dose pharmaceuticals are shipped with a minimum shelf life remaining until their sterility expiration, which is generally six to twelve months.

U.S. Multiple Element Arrangements

The Company generally enters into multiple element arrangements with its new customers, which include the sale of a medical device with an initial order of related single dose pharmaceuticals, and may include an extended warranty. Medical devices sold in the United States do not have standalone value since they can only be used in conjunction with the single dose pharmaceuticals sold by the Company. Therefore, the Company recognizes device and single dose pharmaceutical revenue when the initial order of the related single dose pharmaceuticals is delivered, user training is completed, and the medical device is delivered, installed and accepted by the end user customer. The total selling price of these arrangements is allocated amongst deliverables based on their relative selling price. If extended warranties are included in these multiple element arrangements, they are treated as separate deliverables and, are deferred and recognized over the term of the extended warranty period based on the separately stated contractual price. The customers have no right of return or inventory swap-out provisions.

Subsequent single dose pharmaceuticals orders are typically not part of a multiple element arrangement. Through June 30, 2017, the Company recognized revenue of subsequent single dose pharmaceuticals orders upon shipment as all four revenue criteria are met. In July 2017, the Company began offering extended payment terms to their customers in which a portion of the single dose pharmaceutical would be payable in 30 days and the remainder payable in 180 days. Under these new payment terms, the Company was not able to reasonably assure the fees are fixed or determinable or collectability is reasonably assured on the shipment date. Therefore, the Company recognizes revenue on the single dose pharmaceuticals when the payment becomes due from the customer and collectability is reasonably assured, which is generally 30 to 180 days from the invoice date. Although the amounts charged per treatment are invoiced to the customer on the shipment date, the Company does not record deferred revenue or accounts receivable for the amounts charged under extended payment terms since collectability cannot be reasonably assured. The Company has a program to offer a future discount on purchases subject to the customer meeting certain requirements, specifically related to the application for insurance reimbursement. The Company concluded that this may result in a significant and incremental discount and has accounted for the future discount as a separate deliverable in its revenue transactions. The Company allocates consideration to the pharmaceutical and future discount based on the best estimate of the selling prices on the relative selling price method. At December 31, 2018 and 2017, $5,492 and $2,371, respectively, of single dose pharmaceutical amounts were invoiced to customers under extended payment terms and were excluded from the Company’s revenue and balance sheet.

U.S. Shipping and Handling Revenue

Shipping and handling revenue coincides with the recognition of revenue from the sale of the product.

Outside the U.S. Product Revenue

The Company has established distributor agreements with various distributors throughout the world. Inventory title transfers to the distributor at the time of shipment. The payment from the distributor is due in accordance with the Company’s standard payment terms. These payments are not contingent upon the distributor’s sale of products to its customers. The distributors have no right of return or inventory swap-out provisions. Medical devices sold are generally covered by a warranty of 15 months following shipment or 12 months following installation at the end-customer site. The related single dose pharmaceuticals are shipped with a minimum shelf life remaining until their sterility expiration, which is generally six to twelve months. The term of the distributor agreements is typically two years, with each option of renewal not exceeding one year.

Outside the U.S. Multiple Element Arrangements

As noted above, the Company established distributor agreements and is not responsible for installation, calibration or initial user training of medical devices sold outside the United States. In addition, customers outside the United States are able to use medical devices in conjunction with single dose pharmaceuticals purchased from suppliers other than the Company. As such, medical devices sold outside of the United States have standalone value and are separate deliverables within multiple-deliverable arrangements outside of the Unites States. Single dose pharmaceuticals that may also be part of the multiple-deliverable arrangement are also accounted for as separate deliverables. The total selling price of these arrangements is allocated amongst these deliverables based on their relative selling price. As the Company has no further obligation (except for the warranty provision as discussion below) after shipment of these deliverables, the recognition of revenue and cost of revenue generally occurs upon shipment of each deliverable assuming all revenue recognition criteria are met.

Outside the U.S. Shipping and Handling Revenue

In the normal course of business, the Company does not derive revenue from charging customers shipping and handling costs as the Company delivers its products ex-works. In instances where a customer requests the Company to ship the products, the associated shipping costs are passed through to the customer and are recorded as revenue.

Product Warranty

Medical devices sold are covered by a standard warranty which outside the United States is for 15 months following shipment or 12 months following installation at the end-customer site, and inside the United States is for 12 months following installation. The Company records its estimated contractual obligations at the time of shipment since installations are generally within 30 days of shipment and returns are not accepted. The Company considers the 12-month rolling average of actual warranty claims associated with its medical devices and related single dose pharmaceuticals when determining the warranty accrual estimate. The estimates and assumptions used in developing the accrual estimate as of December 31, 2018 were consistent with prior periods.

Changes in the product warranty accrual, included as part of accrued expenses, during the years ended December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Beginning balance	$169	$235
Accruals for warranties issued during the period	298	169
(Settlements/reversals)	(309)	(235)
Ending balance	$158	$169

Cost of Goods Sold

Cost of goods sold consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment, operations supervision and management, depreciation expense for production equipment, amortization of leasehold improvements, shipping costs and royalty expense payable in connection with sales of certain products.

Research and Development Costs

Research and development are expensed as incurred and primarily consist of costs to develop and manufacture prototypes and clinical materials, clinical site payments and other research and clinical expenses related to employee compensation and benefits, supplies and depreciation.

Advertising Expense

Expenditures for advertising are charged to operations as incurred. Advertising expenses were $568 and $520 during the years ended December 31, 2018 and 2017, respectively.

Commissions

The Company recognizes commission expense related to product revenue in the period in which the product is shipped.

License Agreements and Patent Costs

Costs associated with licenses of technology are included in research and development expense to the extent they are pre-commercial technology or pre-commercial milestones. Costs associated with patent costs are expensed as incurred and are included in selling, general and administrative expenses.

Share-Based Compensation

The Company has a stock-based compensation plan which is more fully described in Note 13. The Company records stock-based compensation for share based awards granted to employees and to members of the board of directors for their services on the board of directors, based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the applicable service period, which is generally four years. For share based awards granted to employees with performance conditions, the Company utilizes the accelerated attribution method and does not recognized expense until the event is probable. The Company accounts for non-employee stock-based compensation arrangements based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. The measurement date for non-employee awards is generally the date that the performance of services required for the non-employee award is complete. Stock-based compensation costs for non-employee awards is recognized as services are provided, which is generally the vesting period, on a straight-line basis.

The Company expenses performance based restricted stock awards based on the fair value of the award on the date of issuance, on an accelerated attribution basis over the associated service period of the award once it is probable that the performance condition will be met.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data resulting from being a private company, the Company has based its estimate of expected volatility primarily on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of preferred and common stock; therefore, the expected dividend yield is assumed to be zero.

The fair value of the underlying common stock was determined by the Company’s board of directors, with input from its management and the assistance of a third-party valuation specialist, by determining the equity value of the Company and then allocating this value among the different classes of equity securities based on their respective rights and individual characteristics. The equity value was determined using three different methods, which includes back-solving overall equity value to the price paid by recent financing transactions, using a combination of the market-based approach and the income approach, and also utilizing a hybrid method, as discussed below. The fair value of the Company’s equity was then allocated to various securities within the Company’s capital structure by applying an option pricing method. The option pricing method estimates the fair value of each class of security based on the potential to profit from the upside of the business, while taking into account the unique characteristics of each class of security.

Starting with the valuation of our common stock on December 31, 2018, the Company utilized the probability-weighted expected return method, or PWERM, in combination with the option pricing method, or OPM, as a hybrid method, or Hybrid Method, which is an accepted valuation method under the AICPA Practice Guide, for determining the fair value of the Company’s common stock. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, in light of the rights and preferences of each class and series of stock, discounted for a lack of marketability.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future, in excess of its net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options and warrants considered to be potentially dilutive securities, but were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share were the same for all periods presented.

Recent Accounting Pronouncements

Accounting Standards Adopted During 2018 and 2017

In July 2015, the FASB issued Update No. 2015-11, “Simplifying the Measurement of Inventory.” Under ASU 2015-11, inventory should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The adoption of ASU 2015-11 did not have a material impact on the Company’s financial statements.

In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. The federal tax rate change resulted in a reduction of the Company’s deferred tax assets and liabilities, and a corresponding reduction to its valuation allowance in the amount of $17.7 million. As a result, no income tax expense or benefit was recognized as of the enactment date of the TCJA. The other provisions of the TCJA did not have a material impact on the December 31, 2018 financial statements. The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a change in the valuation allowance. The Company has completed its analysis of the effects of the impact of the TCJA without any additional material adjustments.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for the Company for the annual reporting period beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted for the annual reporting period beginning after December 31, 2016. The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures. The Company believes the new standard will impact the timing of revenue recognition of arrangements with extended payment terms. The Company will be required to estimate variable consideration for these arrangements, which may result in revenue being recognized earlier for certain contracts. The new standard will also require enhanced disclosure requirements surrounding revenue.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect ASU 2016-02 will have on its financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-18 will likely have an impact on the Company’s operating cash outflows.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard will be effective beginning after December 15, 2019 and early adoption is permitted, but no earlier than an entity’s adoption date of ASU 2014-09. The Company is currently evaluating the potential impact ASU 2018-07 may have on its results of operations upon adoption.

3. INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2018	2017
Raw materials	$2,688	$2,300
Finished goods	1,571	2,851
Total inventories	$4,259	$5,151

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2018	2017
Prepaid suppliers	$503	$872
Prepaid rent	107	102
Prepaid other	464	387
Prepaid Prescription Drug User Fee	465	456
Prepaid license fees	226	209
Prepaid clinical study	154	143
Total prepaid expenses and other current assets	$1,919	$2,169

5. EQUIPMENT AND FURNITURE, NET

Equipment and furniture, net consisted of the following:

	As of December 31,
	2018	2017
Machinery and lab equipment	$1,478	$1,527
Medical devices used for internal purposes	929	748
Computer software	215	155
Office furniture and equipment	423	423
Computer hardware	361	306
Total equipment and furniture	3,406	3,159
Less: accumulated depreciation	(1,882)	(1,519)
Equipment and furniture, net	$1,524	$1,640

Depreciation expense related to equipment and furniture, including amortization of assets recorded under capital leases, amounted to $675 and $563 for the years ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, $274 of medical devices to be used for internal purposes were transferred from inventory.

At December 31, 2018 and 2017, office furniture and equipment under a capital lease was $51 and $88, net of accumulated amortization.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2018	2017
Accrued compensation	$2,836	$1,559
Accrued warranty	158	169
Accrued inventory	33	147
Accrued professional services	1,421	274
Accrued sales tax	75	99
Accrued other	843	652
Total accrued expenses and other current liabilities	$5,366	$2,900

7. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

As of December 31, 2018, the Company has two leased facilities under operating lease agreements. The Company entered into an 84-month lease in November 2015, effective February 26, 2016, for a facility with office and lab space. The Company entered into a 72-month lease on November 4, 2016, effective February 25, 2017, for production and office space in a second facility. In March 2017, the Company amended the second lease to add additional office and lab space that will run co-terminously with the original lease through February 2023. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. The lease agreements require the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes renewal and escalation clauses.

As described in Note 2, “Summary of Significant Accounting Policies,” the Company has restricted cash in the form of an irrevocable letter of credit related to the lease agreements in the amount of $351.

Aggregate minimum annual lease commitments of the Company under its non-cancellable operating leases as of December 31, 2018:

Year Ending December 31,	Amount
2019	1,157
2020	1,240
2021	1,328
2022	1,370
2023	229
Total minimum lease payments	$5,324

Rent expense under the operating leases was $1,181 and $1,184 for the years ended December 31, 2018 and 2017, respectively.

License Agreements

From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development.

CalTech

In March 2015, the Company entered into an exclusive license agreement (the “CalTech Agreement”) with the California Institute of Technology (“CalTech”) for the exclusive license in the United States to certain patent rights granting Avedro the right to make, have made, import, use, sell, and offer for sale any product, device, system, article of manufacture, machine, composition of matter, or process or service covered under the licensed patents.

Under the CalTech Agreement, the Company agreed to pay CalTech certain royalties on net revenues from the sale of cross-linking agents for performing cross-linking procedures with corneal surgically invasive corrective procedures, including, but not limited to, laser-assisted in situ keratomileusis or photorefractive keratectomy (the “Royalty Products”) following FDA approval of the Company’s application for the Royalty Products. Additionally, the Company has agreed to pay CalTech milestone payments upon the occurrence of specified events. As of December 31, 2018 and 2017, the Company had not achieved such milestone events, so no liability has been recorded.

In July 2017, the Company entered into an amended and restated license agreement (the “Amended CalTech Agreement”) with the California Institute of Technology (“CalTech”) for the exclusive license in the United States to certain patent rights granting Avedro the right to make, have made, import, use, sell, and offer for sale any product, device, system, article of manufacture, machine, composition of matter, or process or service covered under the licensed patents. Under the Amended CalTech Agreement, the Company agreed to pay CalTech additional certain flat-fee royalties per treatment on the sale of cross-linking agents for corneal cross-linking procedures for the treatment of Keratoconus on or after July 31, 2017. $25 and $2 of such payments were made during the years ended December 31, 2018 and 2017, respectively.

IROC

In August 2014, the Company entered into an asset purchase agreement with IROC Innocross AG (“IROC”) to acquire assets and a license from IROC to enhance its existing platform of cross-linking technology. The total fair value of the acquisition was derived from determining the fair value of all assets acquired. The Company made an upfront payment and the asset purchase obligation represents the remaining payments, which have been discounted to take into account the time value of money. The applicable discount rate used was 12.0%. This obligation is also adjusted to reflect changes in the exchange rates. As of December 31, 2018 and 2017, the Company’s current portion of the asset purchase obligation was $31 and $122, respectively, and the long-term asset purchase obligation was $0 and $28, respectively, both reflecting changes in the exchange rate as of December 31, 2018 and 2017.

In April 2015, the Company entered into a patent license and purchase agreement with IROC (the “IROC Agreement”), under which the Company acquired certain technology and intellectual property rights relating to ophthalmic cross-linking and is the owner of such technology and intellectual property. Additionally, the IROC Agreement broadened the scope of the license to the intellectual property rights under a prior asset purchase agreement dated August 2014 to include all products and to transfer all patents covered under the prior asset purchase agreement to the Company subject to the payments and the terms and conditions described in the prior asset purchase agreement.

As consideration, the Company agreed to pay IROC an initial payment of $50 and up to $1,700 in milestone payments within a specified number of days of the occurrence of each milestone event. The Company determined that the milestone events were probable as of the execution of the IROC Agreement and recorded a liability for the total $1,700 at that date. At December 31, 2018 and 2017, $250 of payments remained due under the agreement, respectively.

Supplier Agreements

Medio-Haus

In June 2014, the Company entered into an exclusive supplier agreement with Medio-Haus-Medizinprodukte GmbH (“Medio-Haus”) with a term of 15 years (the “Medio-Haus Supplier Agreement”). Under the terms of the agreement, the Company must provide Medio-Haus with a rolling forecast of the quantities expected to be ordered during that time period. The quantities stipulated in the forecast constitute a binding commitment. As of December 31, 2018, the Company had $736 of orders committed for the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company made $1,218 and $1,492 of purchases, respectively, under the Medio-Haus Supplier Agreement.

Althea

In December 2014, the Company entered into a commercial services agreement with Ajinmoto Althea, Inc. (“Althea”), which automatically renews for successive two-year periods following the expiration of the initial term in December 2018. Either the Company or Althea may terminate the agreement prior to that date without cause upon 24 month’s written notice. The agreement created an arrangement through which Althea acts as a third-party manufacturer to provide fill/finish services of Althea’s active pharmaceutical ingredient. The Company provides Althea with a rolling forecast of the quantities they expect to order during that time period. As of December 31, 2018, the Company had $1,177 of orders committed for the year ending December 31, 2019. During the years ended December 31, 2018 and 2017, the Company made $2,069 and $2,477 of purchases, respectively, under the agreement. Of the purchases made during the year ended December 31, 2018, $597 worth of purchases are included in the prepaid expenses and other current assets on the Company’s balance sheet at December 31, 2018.

Sharp

In September 2016, the Company entered into a two-year packaging and supply agreement with the Sharp Corporation (“Sharp”). Unless terminated sooner, the agreement shall automatically renew thereafter for successive one-year periods. The agreement engages Sharp to store, package and label the Company’s single dose pharmaceuticals. Under the terms of the agreement, at the start of each calendar quarter the Company provides a rolling 12 month forecast of estimated quantity and completion date requirements for the single dose pharmaceuticals. Only the quantities stipulated in the forecast for the first calendar quarter constitutes a binding commitment. At December 31, 2018, the Company had $34 of orders committed to be purchased through March 31, 2019. During the years ended December 31, 2018 and 2017, the Company made $1,117 and $581 of purchases, respectively, under the agreement.

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation as the Company operates in an industry susceptible to patent legal claims. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred. The Company is not currently a party to any legal proceedings.

8. RELATED PARTY TRANSACTIONS

The Company has a customer that is also a stockholder. During the years ended December 31, 2018, and 2017, the Company recorded revenue related to this customer of $1,983 and $1,841, respectively. The accounts receivable balance from this customer as of December 31, 2018 and 2017 was $561 and $442, respectively.

The Company has a customer that is also a stockholder and employee. During the years ended December 31, 2018, and 2017, the Company recorded revenue related to this customer of $83 and $27, respectively. The accounts receivable balance from this customer as of December 31, 2018 and 2017 was $12 and $3, respectively.

The Company also entered into a lending arrangement in March 2017 with a lender who is affiliated with a stockholder. See Note 9, “Long-term Debt” for further details.

9. LONG-TERM DEBT

Long-term debt, net, is comprised of the following:

	December 31,
	2018	2017
Principal amount outstanding	$20,000	$20,000
PIK Interest	657	201
Unamortized discount	(495)	(608)
Unamortized issue costs	(223)	(274)
Net carrying amount	$19,939	$19,319

2014 Loan Agreement

In September 2014, the Company entered into a loan and security agreement (the “2014 Loan Agreement”) with an outside lender for $12,500, maturing on December 1, 2017. Borrowings under the 2014 Loan Agreement were collateralized by substantially all assets of the Company. The first draw of $7,500 (“2014 Tranche 1”) was issued during September 2014, and the second draw of $5,000 was issued during March 2015 as the Company met the milestones defined in the agreement.

Additionally, the Company exercised the following options:

•	extend the 2014 Loan Agreement maturity date by six months from December 1, 2017 to June 1, 2018;
•	extend the interest only period by six months through January 1, 2016; and
•	reduce the interest rate from 11.5% per annum to 9.25% per annum.

Following the extension of the 2014 Loan Agreement maturity date, the debt issuance costs and debt discount were being amortized over the new term of the loan using the effective interest method.

The 2014 Tranche 1 was payable in 39 monthly installments, comprised of interest only monthly payments for the first nine months followed by 30 months of principal and interest payments. An end of term charge of $438 is payable at maturity, including in the event of any prepayment, and was being accrued as interest expense over the term of the loan using the effective interest method. Debt issuance costs of approximately $57 was being amortized over the term of the loan using the effective interest method.

During March 2017, the Company repaid the 2014 Loan Agreement in full with the proceeds from the 2017 Credit Agreement, as described below. As the Company repaid the term loans prior to maturity, a prepayment fee equating to 0.50% of the portion of principal prepaid under the 2014 Loan Agreement was incurred. The prepayment fee, unamortized end for term charge, unamortized debt discount and unamortized debt issuance costs related to the 2014 Loan Agreement at the time of repayment totaled $230, which the Company recorded as a loss on extinguishment of debt in the other (expense) income line of the statement of operations for the year ended December 31, 2017.

2017 Credit Agreement

In March 2017, the Company entered into a credit agreement (the “2017 Credit Agreement”) with a lender who is affiliated with a stockholder for $30,000, maturing on March 20, 2022 (the “Maturity Date”). The loan is available in two draws. The first draw of $20,000 was issued during March 2017. The second draw of $10,000, was available through December 31, 2017 based on a revenue milestone, however the Company did not draw on this amount. The loans require payment of interest only until maturity at the rate of 10% per annum (“Applicable Margin”). Additional interest (“PIK”) interest accrues at the per annum rate equal to the higher of (i) the three-month LIBOR rate and (ii) 1.00%. Such PIK interest is added to the outstanding principal amount of the loans until the maturity date. The outstanding loan balance plus accrued PIK interest is due in one lump sum payment on the loan maturity date.

The 2017 Credit Agreement includes customary events of default, affirmative and negative covenants, including with respect to a change in control transaction, investments, distributions and dividends, and the incurrence of additional debt.

Upon the occurrence of an event of default and continuing until such event of default is no longer continuing, the Applicable Margin would increase by 3.00% per annum.

If the Company repays all or a portion of the borrowings under the 2017 Credit Agreement prior to the Maturity Date, it will be required to pay the lender a prepayment fee as follows: for amounts repaid after March 20, 2018 but on or prior to March 20, 2019, 9% of the portion of principal repaid; for amounts repaid after March 20, 2019 but on or prior to March 20, 2020, 5% of the portion of principal repaid; and for amounts repaid after March 20, 2020 but on or prior to March 20, 2021, 3% of the portion of the principal repaid. No prepayment fee will be required for amounts repaid after March 20, 2021 but prior to the Maturity Date.

The Company’s obligations under the 2017 Credit Agreement are secured by a security interest in substantially all of its assets. Other than a Minimum Liquidity requirement of $3,000, there are no financial covenants contained in the 2017 Credit Agreement and the Company was in compliance with the affirmative and restrictive covenants as of December 31, 2017.

In association with the 2017 Credit Agreement and in conjunction with the close of the first draw in March 2017, the Company issued the lender warrants to purchase 106,617 shares of Series AA convertible preferred stock at an exercise price of $4.45 per share (the “2017 Preferred Warrants”). Each warrant is exercisable for a period of 10 years from the date of issuance and may be exercised on a cashless basis in whole or in part. Using the Black-Scholes valuation model, management estimated the fair value of these warrants to be $434 at issuance of the warrant. The following assumptions were used to estimate the fair value: expected volatility of 67%, risk-free interest rate of 2.47%, and expected term of 10 years. These warrants were considered to be costs incurred as part of the credit facility and were recorded as a debt discount which was offset against the loan, and were to be amortized over the life of the original credit facility based on the effective interest method to interest expense. See Note 10, “Warrants,” for further description of the warrants. The 2017 Preferred Warrants are remeasured at fair value at each reporting date, with changes in fair value being recorded as other income (expense) in the statements of operations (see Note 11, “Fair Value Measurements”).

The 2017 Credit Agreement contained features that are contingent on the following future events: (i) interest rate upon a non-creditworthy event of default; (ii) a put option upon an event of default; and (iii) a put option upon the lenders request of net casualty proceeds. These features meet the criteria of a derivative and as such the Company has bifurcated these features and recorded them at fair value. The derivative will be revalued at the end of each reporting period. Any change in the fair value will be recorded as a gain or loss in the income statement in other income (expense).

As of December 31, 2018, the Company had an outstanding total obligation from the derivative liability of $406. The derivative and warrant liabilities are presented on the balance sheet under non-current liabilities.

The Company did not draw the remaining amount and the amount is no longer available to be drawn on under the 2017 Credit Agreement as of December 31, 2018. As of December 31, 2018, the Company had borrowed and had outstanding $20,000 of debt under the 2017 Credit Agreement. As of December 31, 2018, the Company had recorded a long-term debt obligation of $19,939 on its balance sheet, which includes borrowings outstanding of $20,000 and accrued PIK interest of $657, net of debt discount of $718. Amortization of the debt discount, which was recorded as interest expense in the statements of operations, was $164 for the year ended December 31, 2018.

10. WARRANTS

Summary of Outstanding Warrants

Upon the closing of the Company’s IPO, all of the outstanding warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase shares of common stock. See Note 17, “Subsequent Events,” for additional information.

The following represents a summary of the warrants outstanding at each of the dates identified:

				Outstanding at
	Issued	Classification	Exercisable for	December 31, 2018	December 31, 2017
1	2015	Equity	Common stock	28,949	28,949
2	2015	Liability	Series AA convertible preferred stock	67,415	67,415
3	2017	Liability	Series AA convertible preferred stock	106,617	106,617

1	These warrants, exercisable into shares of common stock are exercisable through November 5, 2021 at $0.05 per share.

2	These warrants, exercisable into Series AA convertible preferred stock are exercisable through September 11, 2024, at $4.45 per share.
3	These warrants, exercisable into Series AA convertible preferred stock are exercisable through March 20, 2027, at $4.45 per share.

11. FAIR VALUE MEASUREMENTS

Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3: inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amount reflected on the balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their fair values, due to the short-term nature of these instruments. The carrying value of the long-term debt approximates its fair value as the debt arrangement is based on interest rates the Company believes it could obtain for borrowings with similar terms.

Recurring Fair Value Measurements

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2018
Assets
Cash equivalents	$8,164	$8,164	$—	$—
	$8,164	$8,164	$—	$—
Liabilities
Warrant liability	$1,800	$—	$—	$1,800
Derivative liability	$406	—	—	406
	$2,206	$—	$—	$2,206
December 31, 2017
Liabilities
Warrant liability	$430	$—	$—	$430
Derivative liability	$409	—	—	409
	$839	$—	$—	$839

Cash Equivalents

Cash equivalents consist of money market funds with an original maturity of three months or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair value. At December 31, 2018, the Company held $8,164 of cash equivalents, all of which were invested in money market funds. The Company did not hold any cash equivalents at December 31, 2017.

Warrant Liability

The warrant liability represents the liability for warrants to purchase shares of Series AA convertible preferred stock issued in connection with the Company’s long-term debt. See Note 9, “Long-Term Debt.”

2015 and 2017 Preferred Warrants

The fair value of the 2015 and 2017 Preferred Warrants was determined using the Black-Scholes model, a form of an option pricing model.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants were as follows:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.5% - 3.0%	2.3% - 2.4%
Expected volatility	57.6% - 62.4%	58.8% - 65.0%
Expected term (in years)	5.7 - 9.0	6.7 - 9.2
Expected dividend yield	0.0%	0.0%

Risk-free Interest Rate. The Company estimated the risk-free interest rate in reference to yield on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated warrant.

Expected Volatility. Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption is based on historical volatilities of a peer group of similar companies whose share prices are publicly available over a period commensurate with the warrant’s expected term. The peer group was developed based on companies in the biotechnology and medical device industries.

Expected Term. The expected term represents the period of time that warrants are expected to be outstanding.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

Fair Value of Underlying Convertible Preferred Shares. The fair value of the underlying convertible preferred stock was determined by the board of directors, with input from management and the assistance of a third-party valuation specialist, by determining the equity value of the Company and then allocating this value among the different classes of equity securities based on their respective rights and individual characteristics. The equity value was determined using three different methods, which includes back-solving overall equity value to the price paid by recent financing transactions, a probability-weighted expected return method, and also using a combination of the market-based approach and the income approach. The fair value of the Company’s equity value was then allocated to various securities within the Company’s capital structure by applying an option pricing method. The option pricing method estimates the fair value of each class of security based on the potential to profit from the upside of the business, while taking into account the unique characteristics of each class of security.

Starting with the valuation of our common stock on December 31, 2018, we utilized the probability-weighted expected return method, or PWERM, in combination with the option pricing method, or OPM, as a hybrid method, or Hybrid Method, which is an accepted valuation method under the AICPA Practice Guide, for determining the fair value of our common stock. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, in light of the rights and preferences of each class and series of stock, discounted for a lack of marketability. The OPM values each equity class by creating a series of call options on the equity value, with exercise prices based on the liquidation preferences, participation rights and strike prices of derivatives. The Hybrid Method is appropriate for a company expecting a near term liquidity event, but where, due to market or other factors, the likelihood of completing the liquidity event is uncertain. The Hybrid Method considers a company’s going concern nature, stage of development and ability to forecast near and long-term future liquidity scenarios.

Accordingly, the valuation of the components of the warrant liability was determined using Level 3 inputs.

Changes in the fair value of the warrant liability, for which fair value is determined using Level 3 inputs were as follows:

	Year Ended December 31,
	2018	2017
Beginning balance	$430	$260
Warrant issuance	—	434
Change in fair value	1,370	(264)
Ending balance	$1,800	$430

Derivative Liability

The derivative liability represents features bifurcated from the 2017 Credit Agreement liability and recorded at fair value. See Note 9, “Long-Term Debt.” Under certain change in control events, as defined in the 2017 Credit Agreement, a prepayment fee and the entire outstanding obligation may be due and payable. The Company concluded that these features, including (i) interest rate upon a non-creditworthy event of default; (ii) a put option upon an event of default; and (iii) a put option upon the lenders request of net casualty proceeds, are not clearly and closely related to the host instrument, and represent a single compound derivative and is required to be re-measured at fair value.

The estimated fair value of the derivative liability was determined using a probability-weighted discounted cash flow model that includes the principal, prepayment fees and interest payments under scenarios of a change in control, other than a qualified initial public offering prior to the debt maturity. The following inputs were estimated by management: (i) the probability of a change of control event; (ii) the timing of a change of control event; and (iii) the discount rate. At December 31, 2018, the Company assumed a 17% discount rate, and a 1%, 10% and 15% probability for a change in control event during the twelve months ended March 19, 2019, 2020 and 2021, respectively.

Changes in the fair value of the derivative liability, for which fair value is determined using Level 3 inputs were as follows:

	Year Ended December 31,
	2018	2017
Beginning balance	$409	$—
Debt issuance	—	253
Change in fair value	(3)	156
Ending balance	$406	$409

12. CAPITAL STOCK

Common Stock

The voting, dividend and liquidation rights of the holders of shares of common stock are subject to and qualified by the rights, powers and preferences of the holders of shares of preferred stock. Common stock has the following characteristics:

Voting

The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings provided, however, that except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the corporation’s certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock. The common stock as a separate class, shall be entitled to elect two directors of the Company.

Dividends

Only after payment of such dividends distributed among preferred stock holders shall dividends be distributed among common stock holders.

Liquidation

After payment of all preferential amounts required to be paid to the holders of shares of Series CC convertible preferred stock, Series BB convertible preferred stock and Series AA convertible preferred stock, the remaining assets of the Company available for distribution to its stockholders shall be distributed among the holders of shares of common stock, pro rata based on the number of shares held by each such holder.

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock on a fully diluted and as-converted basis:

	As of December 31,
	2018	2017
Conversion of Series AA convertible preferred stock	7,161,719	7,161,719
Conversion of Series BB convertible preferred stock	1,332,708	1,332,708
Conversion of Series CC convertible preferred stock	2,141,467	—
Options to purchase common stock	2,490,767	945,521
Vesting of restricted stock units to common stock	18,522	—
Remaining shares available for issuance	104,828	986,808
Warrants to purchase convertible preferred stock	174,032	174,032
Warrants to purchase common stock	28,949	28,949
Total	13,452,992	10,629,737

Convertible Preferred Stock

In November 2015, the Company entered into a Series AA Stock Purchase Agreement to issue 3,430,780 shares of its Series AA convertible preferred stock at a price of $4.45 per share for aggregate proceeds of $15,267 from new and existing investors. The agreement allowed for subsequent initial closings (“Initial Closing Rights Offering”) from each former holder of its previously issued preferred stock (except those who already purchased shares at the initial closing), following the initial closing for up to an additional 44,946 shares of Series AA convertible preferred stock. In December 2015, the Company closed the first rights offering, in which it received $35 for the issuance of 7,839 shares of Series AA convertible preferred stock.

In May 2016, the Company notified the Series AA stockholders of the second tranche closing of Series AA convertible preferred stock, as referenced in the Series AA Stock Purchase Agreement. The second tranche milestone event was achieved in April 2016 upon final FDA approval for the Company’s Photrexa Viscous, Photrexa and the KXL System. The second tranche closing date occurred on June 1, 2016, at which time 3,438,608 shares of Series AA convertible preferred stock were purchased for an aggregate purchase price of $15,302.

In April 2017, the Company entered into a Series BB Stock Purchase Agreement to issue 1,332,708 shares of its Series BB convertible preferred stock at a price of $9.004225 per share for aggregate proceeds of $12,000 from new and existing investors.

In conjunction with the Series BB Stock Purchase Agreement, the Company increased its authorized shares to 92,600,000 from 80,300,000, of which 54,000,000 are designated as common stock and 38,600,000 are designated as convertible preferred stock.

In April 2018, the Company entered into a Series CC Stock Purchase Agreement to issue 2,141,467 shares of its Series CC convertible preferred stock at a price of $11.674227 per share for aggregate proceeds of $25,000 from new and existing investors.

In conjunction with the Series CC Stock Purchase Agreement, the Company amended and restated its certificate of incorporation to increase the total number of authorized shares of all classes of capital stock to 115,034,571 from 92,600,000, of which 66,905,000 are designated as common stock and 48,129,571 are designated as convertible preferred stock, and to designate the terms of the Series CC convertible preferred stock. The amended and restated certificate of incorporation also provided that all shares of the Company’s convertible preferred stock will automatically convert into shares of the Company’s common stock upon either (a) the closing of the sale of shares of the Company’s common stock to the public at a price of at least $29.18543625 per share in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act resulting in at least $50,000 in gross proceeds to the Company or (b) the date or time specified by vote or written consent of holders of at least 70% of the Company’s outstanding convertible preferred stock, including holders of at least 70% of the Series CC convertible preferred stock.

The Company records its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. A deemed liquidation event will only occur upon a greater than 50% change in control or sale of substantially all of the assets of the Company and will be a redemption event subject to election by holders of at least 70% of the then outstanding shares of convertible preferred stock, voting together as a single class on an as-converted basis. As the redemption event is outside the control of the Company, all shares of convertible preferred stock have been presented outside of permanent equity. Further, the Company has also elected not to adjust the carrying values of the convertible preferred stock to the redemption value of such shares, since it is uncertain whether or when a redemption event will occur. Subsequent adjustments to increase the carrying value to the redemption values will be made when it becomes probable that such redemption will occur. As of December 31, 2018, it was not probable that such redemption would occur.

The Company’s convertible preferred stock has the following rights, preferences, privileges and restrictions:

Dividend Rights

The holders of the convertible preferred stock and common stock had the following ranking of preference based on series held with respect to dividends, liquidation or redemption: Series BB convertible preferred stock, Series AA convertible preferred stock and common stock. The holders of convertible preferred stock are entitled to receive, when and as declared by the board of directors, cash dividends 8.0% based on preference noted above and shall be payable only when, as and if declared by the board of directors and shall be non-cumulative. To date, no dividends have been declared or paid.

Voting Rights

Holders of the convertible preferred stock vote equally together with the holders of common stock as a single class. Each holder of the convertible preferred stock is entitled to one vote for each number of shares of common stock into which the holder’s convertible preferred stock is convertible. In addition to the common stock voting as a separate class to elect two directors of the Company, the Series AA convertible preferred stock as a separate class, is entitled to elect two directors of the Company. The holders of record of the shares of common stock and of any other class or series of voting stock (including the convertible preferred stock), exclusively and voting as a single class on an as-converted basis, shall be entitled to elect the balance of the total number of directors of the Company. The Series CC and BB convertible preferred stock, each as a separate class, shall each be entitled to elect one director of the Company.

Liquidation Rights

Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any convertible preferred stock other than Series BB convertible preferred stock and Series AA convertible preferred stock, and subject to the rights of any series of preferred stock that may from time to time come into existence, the holders of the Series BB convertible preferred stock followed by the holders of the Series AA convertible preferred stock are entitled to be paid out of the assets of the Company an amount per share of such preferred stock equal to the original issue price plus all declared and unpaid dividends (if any) on such preferred stock (as adjusted for any stock dividends, combinations, stock splits, recapitalizations or other similar event affecting the preferred stock) for each share of such preferred stock held by them. The rights and preferences of the Series CC convertible preferred stock are similar to all other series of the Company’s convertible preferred stock, except for (i) in the event of any voluntary or involuntary liquidation event, dissolution, winding up of the Company or deemed liquidation event, holders of the then outstanding Series CC convertible preferred stock have priority and preference to all other classes of convertible preferred stock and common stock; and (ii) the Series AA convertible preferred stock as a separate class, is entitled to elect two directors of the Company.

As of December 31, 2018, if any of the Company’s remaining assets were available to be distributed, after the payment of the full liquidation preference of all preferred stockholders, such assets would distributed to the holders of the preferred and common stock pro rata based on the number of shares of common stock held by each stockholder assuming full conversion of all convertible preferred stock immediately prior to such liquidation event.

Conversion Rights

Each share of convertible preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the applicable original issue price of the applicable series of convertible preferred stock by the Conversion Price (as defined below) for such series (the conversion rate for a series of convertible preferred stock into common stock is referred to herein as the “Conversion Rate” for such series), in effect at the time of conversion. As of December 31, 2018, “Conversion Price” shall initially be $11.674227l, $9.004225 and $4.45 and per share for the Series CC convertible preferred stock, Series BB convertible preferred stock and Series AA convertible preferred stock, respectively.

As of February 19, 2019, each share of convertible preferred stock automatically converted into shares of common stock at a conversion rate of one preferred share to one common share for each series of convertible preferred stock

13. SHARE-BASED COMPENSATION

2003 Stock Plan

During 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”), which allowed for the granting of awards in the form of incentive stock options, non-qualified stock options, and stock grants, which may include restricted stock, for up to 75,154 shares of common stock to eligible employees, outside directors and consultants of the Company. The number of shares of common stock under the 2003 Plan was reduced to 62,193 on October 5, 2012, upon adoption of the 2012 Equity Incentive Plan (the “2012 Plan”). Awards granted under the 2003 Plan are subject to terms and conditions as determined by the board of directors, except that no incentive stock option may be issued at less than the fair market value of the common stock on the date of grant, or have a term in excess of ten years. Option grants may be exercised as specified in the individual grant. Typically, incentive stock options vest 25% of such shares on the first anniversary of the effective date of the option grant and 1/36th of such remaining shares each month thereafter. Unless otherwise indicated, grants contain an acceleration clause whereby options become exercisable in full if the Company is subject to a change in control, as defined therein, before the grantee’s service terminates. Options cancelled subsequent to the adoption of the 2012 Plan in October 2012 were no longer returned to the pool of shares reserved for issuance under the 2003 Plan. At December 31, 2018 and 2017, there were 2,018 and 7,234 shares outstanding that were issued from the 2003 Plan.

2012 Equity Incentive Plan

On October 5, 2012 the Company adopted the 2012 Plan, which allowed for the granting of awards in the form of incentive stock options, non-qualified stock options and stock grants, which may include restricted stock, for 140,179 shares of common stock to eligible employees, outside directors and consultants of the Company. In November 2015, the board of directors approved an increase to the number of shares of common stock reserved for issuance under the 2012 Plan from 140,179 to 2,350,852 shares. In July 2018, the Company further amended the 2012 Plan to increase the number of shares of common stock reserved for issuance from 2,350,852 to 3,086,807, of which 104,828 are available for grant as of December 31, 2018. In connection with the IPO, the 2012 Plan terminated, and the Company adopted a new equity incentive plan, the 2019 Plan. See Note 17, “Subsequent Events”.

Awards granted under the 2012 Plan are subject to terms and conditions as determined by the board of directors, except that no incentive stock option may be issued at less than the fair market value of the common stock on the date of grant, or have a term in excess of ten years. Option grants may be exercised as specified in the individual grant. Typically, stock options vest (1) 25% of such shares on the first anniversary of the effective date of the option grant and 1/36th of such remaining shares each month thereafter or (2) in 48 equal installments.

In determining the exercise prices for options granted, the Company’s board of directors considered the fair value of the common stock as of the measurement date. The fair value of the underlying common stock was determined by the board of directors, with input from management and the assistance of a third-party valuation specialist, by determining the equity value of the Company and then allocating this value among the different classes of equity securities based on their respective rights and individual characteristics. The equity value was determined using three different methods, which includes back-solving overall equity value to the price paid by recent financing transactions, also using a combination of the market-based approach and the income approach, and also utilizing a hybrid method. Starting with the valuation of our common stock on December 31, 2018, the Company utilized the probability-weighted expected return method, or PWERM, in combination with the option pricing method, or OPM, as a hybrid method, or Hybrid Method, which is an accepted valuation method under the AICPA Practice Guide, for determining the fair value of the Company’s common stock. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, in light of the rights and preferences of each class and series of stock, discounted for a lack of marketability.

The fair value of the Company’s equity value was then allocated to various securities within the Company’s capital structure by applying an option pricing method. The option pricing method estimates the fair value of each class of security based on the potential to profit from the upside of the business, while taking into account the unique characteristics of each class of security. The dates of the Company’s contemporaneous valuations have not always coincided with the dates of the Company’s stock option grants. If the Company had made different assumptions, its stock-based compensation expense, net loss could have been materially different.

Stock option activity under the 2003 Plan and 2012 Plan is summarized as follows:

	Number of Options	Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	945,521	$2.98	8.5	$400
Granted	1,692,148	$2.94
Exercised	(48,953)	$1.41
Forfeited/cancelled	(97,949)	$6.82
Outstanding at December 31, 2018	2,490,767	$2.83	8.7	$25,111
Vested and expected to vest at December 31, 2018	2,490,767	$2.83	8.7	$25,111
Exercisable at December 31, 2018	1,063,979	$2.57	8.2	$11,264

As of December 31, 2018, the unrecognized compensation cost related to outstanding options was $2,429, and is expected to be recognized as expense over approximately 2.8 years. The fair value of options vested in the years ended December 31, 2018 and 2017 was $992 and $468, respectively.

The following table summarizes information relating to stock options granted and exercised:

	Year Ended December 31,
	2018	2017
Weighted-average grant date fair value per share of option grants	$1.66	$1.50
Aggregate intrinsic value of options exercised	44	195
Cash received upon exercise of options	69	207

The aggregate intrinsic value represents the difference between the fair value at exercise and the exercise price paid by the employee.

Restricted Stock Units

In January 2018, the Company granted restricted stock units covering a total of 18,522 shares of common stock to certain executives. These restricted stock units have both a liquidity event and service-based vesting term. The liquidity event requirement must occur before January 2025, and will be satisfied on the first to occur of: (1) a change in control within the meaning of Internal Revenue Code Section 409A or (2) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock. The service-based requirement vests 50% of the grant on February 1, 2018, with the reminder vesting in eight quarterly equal installments over a two-year period for each quarter of continuous service thereafter. The Company has not recorded stock-based compensation expense for these restricted stock units during the year ended December 31, 2018 since the liquidity event requirement had not been satisfied.

Share-Based Compensation Expense

The Company granted stock options to employees and non-employees for the years ended December 31, 2018 and 2017. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the fair value of the award. For stock option awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to the completion of the service, the fair value of these awards is re-measured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

The following table presents stock-based compensation expense included in the Company’s statements of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Cost of goods sold	$40	$50
Selling, general and administrative	760	618
Research and development	185	190
	$985	$858

In December 2017, the Company cancelled certain awards granted to its President and Chief Executive Officer and Chief Medical Officer during the year ended December 31, 2016, and as a result recognized $424 of compensation cost.

Valuation of Stock Options

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of all stock options granted in the period were as follows:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.7%	2.0%
Expected volatility	57.8%	59.7%
Expected term (in years)	5.7	6.2
Expected dividend yield	0.0%	0.0%

Risk-free Interest Rate. The Company estimated the risk-free interest rate in reference to yield on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award.

Expected Volatility. Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption is based on historical volatilities of a peer group of similar companies whose share prices are publicly available over a period commensurate with the option’s expected term. The peer group was developed based on companies in the biotechnology and medical device industries.

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, through December 31, 2018 it determined the expected life assumption for employees using the simplified method, which is an average of the contractual term of the option and its vesting period. For non-employees, the Company determined the expected life to be the contractual term of the option.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

14. INCOME TAXES

2017 U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The federal tax rate change resulted in a reduction of the Company’s deferred tax assets and liabilities, and a corresponding reduction to its valuation allowance in the amount of $17.7 million. As a result, no income tax expense or benefit was recognized as of the enactment date of the TCJA. The other provisions of the TCJA did not have a material impact on the December 31, 2018 financial statements.

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a change in the valuation allowance. The Company has completed its analysis of the effects of the impact of the TCJA without any additional material adjustments.

Income Taxes

For the years ended December 31, 2018 and 2017, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2018	2017
U.S	$25,122	$21,277
Foreign	—	—
Total	$25,122	$21,277

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2018		2017
Benefit for income taxes at statutory rate	$(5,276)	21%	$(7,476)	35%
Permanent differences	411	(1.6)	281	(1.3)
State taxes—net of federal tax benefit	(1,714)	6.8	(1,087)	5.1
Valuation allowances	7,163	(28.5)	(9,012)	42.5
Federal and state rate change	—	—	17,711	(83.2)
Research credits	(641)	2.5	(412)	1.9
Other, net	57	(0.2)	(5)	—
Reported income tax provision	$—	0.0%	$—	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	Year Ended December 31,
	2018	2017
Deferred tax assets
Accruals and reserves	$1,429	$326
Net operating losses	35,595	31,006
Research credits	18,674	17,607
Stock compensation	192	97
Intangible assets	1,039	1,110
Capitalized research costs	185	283
Deferred revenue	1,653	849
Subtotal deferred tax assets	58,767	51,278
Valuation allowance	(58,416)	(51,246)
Total deferred asset	$351	$32
Deferred tax liabilities
Accruals and reserves	191	-
Fixed assets	160	32
Total deferred liabilities	$351	$32

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2018 and 2017, based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2018 and 2017. The valuation allowance increased $7,170 during the year ended December 31, 2018 due primarily to net operating losses and research credits generated. The valuation allowance decreased $9,009 during the year ended December 31, 2017 due primarily to a change in the federal corporate tax rate as noted above.

As of December 31, 2018 and 2017, the Company had U.S. federal NOL carryforwards of $142,077 and $125,268, respectively, which may be available to offset future income tax liabilities. $124,589 of the total net operating loss carryforwards as of December 31, 2018 expire at various dates through 2037, while the remaining $17,487 do not expire. As of December 31, 2018 and 2017, the Company also had U.S. state NOL carryforwards of $91,956 and $75,735, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2038. As of December 31,

2018 and 2017, the Company had U.S. federal research credits carryforwards of $16,652 and $15,869, respectively, that expire at various dates through 2038. As of December 31, 2018 and 2017, $14,825 of the federal research credits previously listed are related to the Orphan Drug Credit. As of December 31, 2018 and 2017, the Company also had Massachusetts research credits of $2,561 and $2,201, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2032.

The Company has not, as of yet, conducted a study of its research and development credit carryforwards. Such a study might result in an adjustment to the Company’s research and development credit carryforwards, however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under ASC 740-10. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the statements of operations if an adjustment was required.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and Section 383 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of U.S. Internal Revenue Code of 1986, as amended (the “Code”) results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company has completed a study through 2014 to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The results of this study indicated that the Company experienced ownership changes as defined by Section 382 of the Code. The Company has not recorded NOLs that, as a result of these restrictions, will expire unused. As of December 31, 2018 the Company has not completed a post-2014 study and therefore NOLs may be subject to further limitation. The Company will complete an updated 382 study prior to benefiting any net operating losses in the financial statements. Accordingly, the Company has NOL carryforwards net of the limitation, which are approximately $142,077 and $125,268 in 2018 and 2017, respectively.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies related to the tax benefit.

As of December 31, 2018 and 2017, the total amount of unrecognized tax benefits was $0.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

The Company files income tax returns in the United States and various states. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016, through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

15. EMPLOYEE BENEFITS

Effective January 1, 2008, the Company adopted a defined contribution 401(k) plan for all employees. Employees are eligible to participate in the plan beginning on the first day of their hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation and effective January 1, 2016, the Company provided a matching contribution to all qualified employees. During the year ended December 31, 2018 and 2017, the Company contributed $495 and $384, respectively, to the plan.

16. NET LOSS PER SHARE

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during the period. Due to the existence of net losses for the years ended December 31, 2018 and 2017, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Year ended December 31,
	2018	2017
Series AA convertible preferred stock	7,161,719	7,161,719
Series BB convertible preferred stock	1,332,708	1,332,708
Series CC convertible preferred stock	2,141,467	—
Outstanding stock options	2,490,767	945,521
Unvested restricted stock units	18,522	—
Outstanding Series AA convertible preferred stock warrants	174,032	174,032
Outstanding common stock warrants	28,949	28,949
Total	13,348,164	9,642,929

Holders of the Company’s convertible preferred stock are entitled to receive dividends based on dividends declared to common stockholders, thereby giving the preferred stockholders the right to participate in undistributed earnings of the Company above the stated dividend rate. However, preferred stockholders did not have a contractual obligation to share in the net losses of the Company and no dividends were declared.

17. SUBSEQUENT EVENTS

Amended and Restated Certificate of Incorporation

On January 31, 2019, the Company’s board of directors approved an amended and restated certificate of incorporation to (1) effect the Reverse Stock Split and (2) authorize the Company to issue up to 200,000,000 shares of common stock, $0.00001 par value per share and 10,815,632 shares of convertible preferred stock, $0.00001 par value per share (collectively, the “Charter Amendment”). The par values of the Company’s common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Charter Amendment was approved by the Company’s stockholders on January 31, 2019 and became effective upon the filing of the Charter Amendment with the State of Delaware on February 1, 2019. All issued and outstanding common stock and convertible preferred stock and related share and per share amounts contained in these financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Initial Public Offering

In February 2019, the Company closed its IPO, in which it issued 5,000,000 shares of common stock at a public offering price of $14.00 per share, for net proceeds of approximately $61,300 after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into an aggregate of 10,635,894 shares of common stock, and all of the Company’s outstanding warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 202,981 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability to additional paid-in capital.

2019 Equity Incentive Plan

In January 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the 2012 Plan.

Under the 2019 Plan, the Company may grant stock options qualifying as incentive stock options, or ISOs, within the meaning of Section 422 of U.S. Internal Revenue Code of 1986, as amended, or the Code, to employees, and for the grant of nonstatutory stock options, or NSOs, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to employees, consultants and directors. The 2019 Plan will also provide for the grant of performance cash awards to employees, consultants and directors. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of ISOs under the 2019 Plan is 2,500,000.

Since the effective date of the 2019 Plan, the Company has granted an aggregate of 25,400 options and 13,000 restricted stock units, or RSUs, to receive shares of common stock under the 2019 Plan to employees. The shares of common stock underlying the option grants vest and become exercisable over a four-year period as to 25% of the shares of common stock underlying the option on the first anniversary of the vesting commencement date and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date. The shares of common stock underlying the RSUs vest over a four-year period as to 25% of the shares of common stock underlying the RSU vest on the first anniversary of the vesting commencement date with the remaining 75% vesting in three equal installments on each anniversary of the vesting commencement date thereafter, subject to the recipient’s continued service through each vesting date. The share-based compensation expense related to these options is $171, which will be recognized as share-based compensation expense over the respective vesting periods of the awards. The share-based compensation expense related to these RSUs is $152, which will be recognized as share-based compensation expense over the respective vesting periods of the awards.

2019 Employee Stock Purchase Plan

In January 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (“2019 ESPP”). The 2019 ESPP became effective on the effective date of the IPO. The maximum number of shares of common stock that may be issued under the ESPP is 350,000 shares. Additionally, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year and (2) 500,000 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

In addition, for so long as we qualify as an "emerging growth company" as defined under the JOBS Act, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our executive officers and directors, including their ages, as of February 28, 2019:

Name	Age	Position(s)
Executive Officers
Reza Zadno, Ph.D.	63	President, Chief Executive Officer and Director
Thomas E. Griffin	55	Chief Financial Officer
Paul S. Bavier	46	General Counsel and Secretary
David First	55	Chief Human Resources Officer
Rajesh K. Rajpal, M.D.	56	Chief Medical Officer
Jim Schuermann	50	Chief Business Officer

Non-Employee Directors
Thomas W. Burns(1)	58	Director
Gilbert H. Kliman, M.D.(1)	60	Director
Garheng Kong, M.D., Ph.D.(3)	43	Director
Hongbo Lu, Ph.D.	48	Director
Robert J. Palmisano(2)(3)	74	Chairman of the Board of Directors
Jonathan Silverstein(1)	52	Director
Donald J. Zurbay(2)(3)	51	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.

Executive Officers

Reza Zadno, Ph.D. has served as our President and Chief Executive Office and as a member of our board of directors since September 2016. Dr. Zadno has served in various capacities at venture capital firms, including from January 2012 to January 2018 as an Advisor and Venture Partner at InterWest Partners, LLC, from January 2015 to January 2018 as an Innovation Advisor at Novartis Venture Fund and from January 2011 to January 2012 as a Venture Partner at New Leaf Venture Partners, L.L.C. From 2000 to 2009, Dr. Zadno was the Founder, President and Chief Executive Officer of Visiogen, Inc., where he developed an accommodating intraocular lens for cataract and presbyopia. Visiogen was acquired by Abbott Medical Optics in 2009, where Dr. Zadno served as a General Manager and Divisional Vice President until January 2011. Dr. Zadno has served on the board of directors of a number of private and public companies, including Invuity, Inc., Carbylan Therapeutics, Inc., Transcend Medical, Inc., which was acquired by Alcon Holdings, Inc., and Oraya Therapeutics, Inc., which was acquired by Carl Zeiss Meditec, Inc. Dr. Zadno holds a Diplôme d’Etudes Approfondies (M.Sc.) in mechanical properties of materials and a Docteur d’Ingenieur (Ph.D.) in Metallurgy from École nationale supérieure des mines de Paris. Our board of directors believes that Dr. Zadno’s extensive experience in ophthalmology, with a focus on medical devices, provides him with the qualifications to serve on our board of directors.

Thomas E. Griffin has served as our Chief Financial Officer since April 2017. Mr. Griffin also sits on the board of directors of Helius Medical Technologies, Inc., where he serves as the chairperson of the audit committee and a member of the compensation committee. Prior to joining us, Mr. Griffin served as the Chief Financial Officer of Entellus Medical, Inc., a medical technology company, from 2007 to May 2016, including during Entellus’ initial public offering in 2015, before transitioning to Vice President of Finance from May 2016 to January 2017. Mr. Griffin earned a B.A. in Accounting from the University of Minnesota, Duluth and an M.B.A. in Management from the University of St. Thomas.

Paul S. Bavier has served as our General Counsel and Secretary since January 2017. Prior to joining us, Mr. Bavier worked at Biodel Inc. from 2007 to 2008 as Deputy General Counsel, from 2008 to 2013 as General Counsel and Secretary, from 2013 to 2014 as General Counsel, Secretary and Chief Compliance Officer and from 2014 to 2016 as General Counsel, Secretary, Chief Administrative Officer and Vice President of Corporate Development. Mr. Bavier was Interim President of Biodel from January 2016 to November 2016 during the execution of Biodel’s reverse merger with Albireo Pharma, Inc. Prior to joining Biodel, Inc., Mr. Bavier was the Assistant General Counsel and Assistant Secretary at Gerber Scientific, Inc. from 2004 to 2007, a NYSE-listed software and equipment manufacturing company. Mr. Bavier holds a J.D. from the University of Michigan Law School and a B.A. from Middlebury College.

David First has served as our Chief Human Resources Officer since September 2018. Prior to joining us, Mr. First was Vice President of Human Resources from April 2018 to September 2018 at Biogen Inc., a multinational biotechnology company specializing in neurogenerative, hematologic and autoimmune diseases. Prior to joining Biogen, Inc., Mr. First was Global Head of Human Resources from 2015 to 2017 at HeartWare Inc., a private company that specializes in developing implantable blood pumps for the treatment of heart failure. Prior to his time at Heartware, Mr. First led Organizational Development for TripAdvisor. Mr. First holds a B.A. in Economics and an M.A.T. from Union College.

Rajesh Rajpal, M.D. has served as our Chief Medical Officer since March 2016 and is a practicing ophthalmologist. Dr. Rajpal has served on the clinical faculty of Georgetown University Medical Center since 1992, and as the Cornea Consultant to the Walter Reed National Military Medical Center for over 15 years. Dr. Rajpal previously served as Director of the Cornea Service at Georgetown University until 1995 and as a Director of the Refractive Laser Eye Center at George Washington University Medical Center from 1996 to 1998. Dr. Rajpal is also the Founder of the See Clearly Vision Group, which he founded in 1995. Dr. Rajpal earned an M.D. from the Medical College of Virginia and completed his fellowship in Corneal Diseases and Surgery from Wills Eye Hospital.

Jim Schuermann has served as our Chief Business Officer since April 2018. Mr. Schuermann serves as a director of Lumicell, Inc. From 2016 to 2018, Mr. Schuermann served as the Vice President and General Manager of Mechanical Circulatory Support, a business unit of Medtronic plc. From 2007 to 2016, Mr. Schuermann was the Senior Vice President, Sales and Marketing of HeartWare Inc. Mr. Schuermann holds a B.S. in Marketing from Indiana University and an M.B.A. in Finance and General Management from Golden Gate University.

Non-Employee Directors

Thomas W. Burns has served as a member of our board of directors since July 2018. Since 2002, Mr. Burns has also been a Chief Executive Officer and director of Glaukos Corporation. Prior to joining Glaukos, Mr. Burns led Eyetech Pharmaceuticals, Inc., which was acquired by OSI Pharmaceuticals, Inc., as its President and Chief Operating Officer, and served as a director in 2001. From 1990 to 1997, Mr. Burns served as Senior Vice President and General Manager of Chiron Vision Corporation, which was acquired by Bausch & Lomb, Inc., and then as Vice President of Global Strategy and General Manager of Refractive Surgery of Bausch & Lomb from 1998 to 2000. Mr. Burns received a B.A. from Yale University. Our board of directors believes Mr. Burns’ significant industry experience, corporate management skills and experience qualify him to serve on our board of directors.

Gilbert H. Kliman, M.D. has served as a member of our board of directors since November 2015. Dr. Kliman is the Managing Director at InterWest Management Partners X, LLC, where he has led their medical device team since 1999. Dr. Kliman is also the Co-Founder and Co-Chairman of the Ophthalmology Innovation Summit, an ophthalmology business conference. Dr. Kliman serves as a director of publicly held Glaukos Corporation and Restoration Robotics, Inc. and is a former board member of Neuronetics, Inc. Dr. Kliman also serves on the board of several private life science companies. Dr. Kliman received a B.A. from Harvard University, an M.D. from the University of Pennsylvania and an M.B.A. from Stanford University. Our board of directors believes Dr. Kliman is qualified to serve on our board of directors due to his experience investing in medical device and technology companies for over two decades.

Garheng Kong, M.D., Ph.D. has served as a member of our board of directors since 2018. In 2013, he founded, and has since served as Managing Partner of, HealthQuest Capital Management Company, LLC, a healthcare venture growth fund focused on medical products, devices, diagnostics, consumer health and healthcare IT. Dr. Kong was a general partner at Sofinnova Ventures, L.L.C., a venture firm focused on life sciences, from September 2010 to December 2013. From May 2000 to September 2010, he worked at Intersouth LLC, LTD., a venture capital firm, serving most recently as a General Partner. Dr. Kong serves as a director of Melinta Therapeutics, Inc., StrongBridge Biopharma plc, Histogenics Corporation, Alimera Sciences, Inc. and Laboratory Corporation of America Holdings. Dr. Kong holds a B.S. from Stanford University and an M.D., Ph.D. and M.B.A. from Duke University. Our board of directors believes that Dr. Kong’s extensive experience in life sciences venture capital provides him with the qualifications to serve on our board of directors.

Hongbo Lu, Ph.D. has served as a member of our board of directors since May 2018. Dr. Lu is a Partner at LAV Agile Limited, an independent global healthcare investment firm that focuses on investment opportunities in the life science and healthcare sectors. Dr. Lu previously served as a Managing Director at OrbiMed Advisors, LLC in Asia from 2011 to 2016. Prior to her work at OrbiMed, Dr. Lu spent more than five years at Piper Jaffray & Co. as an equity analyst. Dr. Lu previously served as a director of Crown Bioscience International. Dr. Lu received a Ph.D. in Bioengineering from the University of Washington, an M.B.A. from the Haas School of Business at the University of California, Berkeley and a B.S./M.S. in Materials Science and Engineering from Tsinghua University in China. Our board of directors believes Dr. Lu’s extensive experience in life sciences provides her with the qualifications to serve on our board of directors.

Robert J. Palmisano has served as a member of our board of directors since May 2014 and as chairman of our board of directors since January 2019. Mr. Palmisano has served as the Chief Executive Officer, President and Executive Director of Wright Medical Group N.V. since September 2011. Prior to joining Wright Medical Group, Mr. Palmisano served as President and Chief Executive Officer of ev3, Inc., a global endovascular device company, from April 2008 to July 2010, when it was acquired by Covidien plc. Mr. Palmisano previously served as a director of Osteotech, Inc., Abbott Medical Options, Inc. and Bausch & Lomb Incorporated. Mr. Palmisano holds a B.A. in Political Science from Providence College and currently serves on its Board of Trustees. Our board of directors believes Mr. Palmisano’s significant industry experience and corporate management experience qualify him to serve on our board of directors.

Jonathan Silverstein has served as a member of our board of directors since November 2015. He is a Partner and a Co-Head of Global Private Equity, at OrbiMed Advisors, LLC. Mr. Silverstein joined OrbiMed in 1999 to focus on private equity and structured transactions in small-capitalization public biotechnology and medical device companies. Mr. Silverstein serves as a director of resTORbio, Inc. and previously served as a director of Intercept Pharmaceuticals, Inc., Audentes Therapeutics, Inc., Relypsa Inc., scPharmaceuticals Inc., Glaukos Corporation, Rhythm Pharmaceuticals, Inc., Ascendis Pharma, Inc. and Roka Bioscience, Inc. Mr. Silverstein has a J.D. and an M.B.A. from the University of San Diego and a B.A. in Economics from Denison University. Our board of directors believes Mr. Silverstein’s extensive experience in life sciences venture capital provides him with the qualifications to serve on our board of directors.

Donald J. Zurbay has served as a member of our board of directors since September 2017. Since 2018, Mr. Zurbay has been the Chief Financial Officer of Patterson Companies, Inc., a medical supplies conglomerate. Prior to his work at Patterson, Mr. Zurbay served as the Chief Financial Officer of St. Jude Medical Inc. from 2012 to 2017. Mr. Zurbay received his B.Sc. in Business from the University of Minnesota. Our board of directors believes Mr. Zurbay’s extensive experience in life sciences provides him with the qualifications to serve on our board of directors.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Composition

Our business and affairs are managed under the direction of our board of directors, which currently consists of eight members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	Class I directors are Garheng Kong, Hongbo Lu and Jonathan Silverstein, and their terms will expire at our first annual meeting of stockholders to be held following the closing of our IPO;
•	Class II directors are Gilbert H. Kliman and Robert J. Palmisano, and their terms will expire at our second annual meeting of stockholders to be held following the closing of our IPO; and
•	Class III directors are Reza Zadno, Donald J. Zurbay and Thomas W. Burns, and their terms will expire at our third annual meeting of stockholders to be held following the closing of our IPO.

Our amended and restated bylaws provide that the authorized number of directors may be changed only by resolution approved by a majority of our board of directors. We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Certain Corporate Governance Matters

Audit Committee

We have a standing audit committee that is currently composed of three directors, Mr. Zurbay, Mr. Palmisano and Dr. Kong, each of whom our board of directors has determined satisfies the independence requirements for audit committee members under the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Each member of our audit committee meets the financial literacy requirements of the listing standards of the Nasdaq Stock Market. Mr. Zurbay is the chairman of the audit committee and our board of directors has determined that Mr. Zurbay is an audit committee “financial expert” as defined by Item 407(d) of Regulation S-K under the Securities Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.avedro.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Procedures by Which Stockholders May Nominate Directors

Our nominating and corporate governance committee will consider director candidates recommended by our stockholders. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates a candidate for nomination to our board of directors based on whether or not the candidate was recommended by one of our stockholders. Company stockholders who wish to recommend individuals for consideration by the committee to become nominees for election to the board at an annual meeting of stockholders must do so by delivering no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting (or in the case of the Company’s 2020 Annual Meeting of Stockholders, the 10th day following the day on which public announcement of the date of such meeting is first made) a written recommendation to the nominating and corporate governance committee c/o Avedro, Inc., 201 Jones Road, Waltham, Massachusetts 02451, Attn: Secretary. Submissions must include: (1) the name and address of the Company stockholder on whose behalf the submission is made; (2) the class, series and number of Company shares that are owned beneficially and of record by such stockholder as of the date of the submission; (3) the full name, age, business address and residence address of the proposed candidate; (4) the principal occupation or employment of the proposed candidate; (5) the class and number of shares of each class of capital stock of the Corporation which are owned of record and beneficially by the proposed candidate; (6) the date or dates on which such shares were acquired and the investment intent of such acquisition and (7) such additional information as is required by our bylaws.

Section 16(a) Beneficial Ownership Reporting Compliance

We did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act during our  fiscal year ended December 31, 2018, as our IPO was completed in February 2019. As a result, none of our directors, officers or other affiliated persons were subject to Section 16 of the Exchange Act during the fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2018, which consists of our principal executive officer and our two other most highly compensated executive officers, are:

•	Reza Zadno, President and Chief Executive Officer;
•	Rajesh K. Rajpal, M.D., Chief Medical Officer; and
•	Jim Schuermann, Chief Business Officer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2017 and 2018. On February 1, 2019, we effected a one-for-4.45 reverse split reverse stock split of our common stock pursuant to an amendment to our amended and restated certificate of incorporation approved by our board of directors and stockholders. All issued and outstanding common shares and per share amounts have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Reza Zadno, Ph.D(4)	2018	412,000		35,933	1,007,357	187,460	77,241	(5)	1,719,991
President, Chief Executive Officer and Director	2017	400,000		—	—	104,000	83,840	(6)	587,840
Rajesh K. Rajpal(7)	2018	295,068	(8)	3,633	152,900	78,733	24,934	(9)	555,268
Chief Medical Officer
Jim Schuermann(10)	2018	243,734		—	306,747	78,050	—		628,531
Chief Business Officer

(1)

This column reflects the aggregate grant date fair value of restricted stock unit awards granted during the fiscal year as computed in accordance with ASC 718 as stock-based compensation in our financial statements. See “—Outstanding Equity Awards as of December 31, 2018” for a description of the material terms of the restricted stock unit awards.

(2)

This column reflects the aggregate grant date fair value of options granted during the fiscal year as computed in accordance with ASC 718 as stock-based compensation in our financial statements. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting or exercise of the applicable awards. The assumptions we used in valuing options are described in Note 13 to our audited financial statements included in this Annual Report.

(3)	See “—Narrative to Summary Compensation Table—Non-Equity Incentive Plan Compensation” below for a description of the material terms of the program pursuant to which this compensation was awarded.
(4)	Dr. Zadno is also a member of our board of directors but does not receive any additional compensation in his capacity as a director.
(5)	Reflects (i) $47,476 for housing reimbursement, $10,876 of which reflects a tax gross-up for rent reimbursement, (ii) $26,705 for commuting expenses reimbursement and (iii) $3,060 for car allowance.
(6)

Reflects (i) $46,969 for housing reimbursement, $10,969 of which reflects a tax gross-up for rent reimbursement, (ii) $30,841 for commuting expenses reimbursement, (iii) $4,030 for car allowance and (iv) a one-time $2,000 payment for an award cancellation.

(7)	Dr. Rajpal was not one of our named executive officers for the year ended December 31, 2017.
(8)

Dr. Rajpal’s employment agreement was amended and restated in February 2018 and again in January 2019, which most recent amendment and restatement became effective upon the closing of our IPO. The salary reported represents a pro-rata portion of his salary in 2018. His annualized base salary for 2018 was $368,835. Dr. Rajpal works on an 80% schedule and his salary is adjusted accordingly.

(9)	Reflects reimbursement for commuting expenses.
(10)

Mr. Schuermann joined us in April 2018. Mr. Schuermann’s employment agreement was entered into in January 2018 and amended and restated in January 2019, which amendment and restatement became effective upon the closing of our IPO. The salary reported represents a pro-rata portion of his salary in 2018. His annualized base salary for 2018 was $335,000.

Narrative to Summary Compensation Table

The compensation committee of our board of directors has historically determined our executives’ compensation and determines the compensation of our named executive officers. Our compensation committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the compensation committee then approves the compensation of each executive officer after discussions without members of management present.

Annual Base Salary

The annual base salaries of our named executive officers are generally determined, approved and reviewed periodically by our compensation committee in order to compensate our named executive officers for the satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

The following table sets forth the annual base salaries for each of our named executive officers for 2017, 2018 and 2019, as determined by the compensation committee:

Name	2017 Annual Base Salary ($)	2018 Annual Base Salary ($)	2019 Annual Base Salary ($)
Reza Zadno	400,000	412,000	515,000
Rajesh K. Rajpal(1)	286,474	295,068	303,920
Jim Schuermann	—	335,000	345,050
(1)

Dr. Rajpal’s reported salary represents a pro-rata portion of his salary in each year. His annualized base salary for 2017, 2018 and 2019 was $358,092, $368,835 and $379,900, respectively. Dr. Rajpal works on an 80% schedule and his salary is adjusted accordingly.

Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and objectives for each fiscal year. Each of our named executive officers are eligible to receive an annual performance bonus based on the achievement of individual and company-wide annual performance goals as determined by our board of directors. Each officer is assigned a target bonus expressed as a percentage of his base salary. Pursuant to their current employment agreements, the target bonus amounts for Dr. Zadno, Dr. Rajpal and Mr. Schuermann are currently set at 50%, 30% and 35%, respectively. The bonus amounts paid to our named executive officers with respect to 2017 reflect the achievement of general corporate objectives, including the availability of reimbursement for our products in the United States, and goals and objectives related to our PiXL procedure and KXL system. The bonus amounts paid to our named executive officers with respect to 2018 reflect the achievement of general corporate objectives, established by the compensation committee in its sole discretion and communicated to each officer. The compensation committee determined that the percentage attainment of our corporate goals for 2018 was 91% and as a result, each of our named executive officers earned a 2018 performance bonus equal to 91% of his target bonus (which, for Dr. Rajpal and Mr. Schuermann, was pro-rated for the portion of the year during which they were employed), as reflected in the column of the Summary Compensation Table above entitled “Non-Equity Incentive Plan Compensation.” Upon the closing of our IPO, the amendment and restatements of our named executive officers’ employment agreements described below under “—Agreements with Our Named Executive Officers” became effective and the target bonus percentages of our named executive officers became 75% for Dr. Zadno, 40% for Dr. Rajpal and 50% for Mr. Schuermann.

Actual bonus amounts paid with respect to 2017 and 2018 are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Outstanding Equity Awards as of December 31, 2018

The following table sets forth certain information about outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2018.

	Option Awards(1)							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Reza Zadno	1/31/2018	353,408		172,274	(2)	2.14	1/30/2028	16,822	214,144	(10)
	7/18/2018	25,102		175,718	(3)	3.69	7/17/2028	—	—
Rajesh K. Rajpal	8/12/2011	141	(4)	—		46.01	8/12/2021	1,700	21,641	(10)
	4/21/2013	70	(5)	—		35.42	4/21/2023	—	—
	3/24/2016	36,537		16,609	(6)	1.34	3/24/2026	—	—
	1/31/2018	5,191		19,726	(7)	2.14	1/30/2028	—	—
	1/31/2018	33,446		19,700	(8)	2.14	1/30/2028	—	—
	7/18/2018	3,820		26,741	(3)	3.69	7/17/2028	—	—
Jim Schuermann	6/21/2018	—		148,699	(9)	3.69	6/20/2028	—	—

(1)	All of the option awards listed in the table above were granted under our 2012 Plan.
(2)

The shares of common stock underlying this option vested and became exercisable as to 230,355 of the shares of common stock underlying the option on February 1, 2018 and as to the remainder of the shares of common stock underlying the option, vest and become exercisable over a two-year period in 24 equal monthly installments beginning on March 1, 2018, subject to the recipient’s continued service through each vesting date.

(3)

The shares of common stock underlying this option vest and become exercisable over a four-year period in 48 equal monthly installments commencing on June 21, 2018, subject to the recipient’s continued service through each vesting date.

(4)

The shares of common stock underlying this option vested and became exercisable over a four-year period in 48 equal monthly installments commencing on June 22, 2011, subject to the recipient’s continued service through each vesting date.

(5)

The shares of common stock underlying this option vested and became exercisable over a three-year period as to 33.33% of the shares of common stock underlying the option on March 11, 2014 and as to 66.66% of the shares of common stock underlying the option in two equal annual installments thereafter, subject to the recipient’s continued service through each vesting date.

(6)

The shares of common stock underlying this option vest and become exercisable over a four-year period in 48 equal monthly installments commencing on March 16, 2016, subject to the recipient’s continued service through each vesting date.

(7)

The shares of common stock underlying this option vest and become exercisable over a four-year period in 48 equal monthly installments commencing on February 1, 2018, subject to the recipient’s continued service through each vesting date.

(8)

The shares of common stock underlying this option vested and became exercisable as to 19,375 of the shares of common stock underlying the option on February 1, 2018 and vest and become exercisable as to the remainder of the shares of common stock underlying the option over a two-year period in 24 equal monthly installments beginning on March 1, 2018, subject to the recipient’s continued service through each vesting date.

(9)

The shares of common stock underlying this option vest and become exercisable over a four-year period as to 25% of the shares of common stock underlying the option on April 8, 2019 and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date.

(10)

The amounts in this column reflect grants of restricted stock units, or the RSU Awards. The RSU Awards include both a liquidity event-based vesting requirement and service-based vesting requirement. The liquidity event-based requirement must occur before January 31, 2025, and will be satisfied on the first to occur of: (1) a change in control within the meaning of the Internal Revenue Code Section 409A or (2) the effective date of a registration statement we file under the Securities Act for the sale of our common stock. The service-based requirement vested with respect to 50% of the grant on February 1, 2018, with the remainder vesting in eight equal quarterly installments over a two-year period for each quarter of continuous service thereafter. The RSU Awards are denominated in shares of common stock. As of December 31, 2018, none of the RSU Awards had vested as the liquidity event-based requirement had not been satisfied. The liquidity event-based requirement was subsequently satisfied upon completion of our IPO. The market values set forth above are based on the fair market value of our common stock of $12.73 per share as of December 31, 2018.

See “—Potential Payments upon Termination or Change of Control” for a description of vesting acceleration applicable to stock options held by our named executive officers.

We may in the future, on an annual basis or otherwise, grant additional equity awards to our executive officers pursuant to our equity incentive plans.

Equity Awards Relating to the Completion of our IPO

On January 9, 2019, our board of directors, based on the recommendation of our compensation committee, approved grants of an aggregate of 599,093 options under our 2012 Plan, as amended, to our named executive officers, non-employee directors, certain of our employees and a consultant, which became exercisable upon the completion of our IPO, at an exercise price equal to $12.73 per share. The exercise price was based on a contemporaneous third-party valuation as of December 31, 2018. Of these option grants, 366,291 options were granted to our named executive officers, with a grant date fair value of approximately $2.7 million, and 58,198 options were granted to our non-employee directors, with a grant date fair value of approximately $0.4 million.

The options granted to our executive officers will vest in 48 equal monthly installments over a four-year period for each month of continuous service beginning on January 20, 2019, which is the first monthly anniversary of the vesting commencement date of such options, subject to the named executive officer’s continuous service through such date.

The options granted to our non-employee directors will vest on the earlier of (x) June 1, 2020 and (y) the first anniversary of the first annual meeting of our stockholders following the completion of our IPO, subject to the non-employee director’s continued service through such date.

Additionally, the option grants to our named executive officers and non-employee directors will accelerate in accordance with our standard form of stock option agreement and grant notice or in accordance with the named executive officer’s or non-employee director’s employment agreement, as applicable. See “—Potential Payments upon Termination or Change of Control” below for a description of vesting acceleration applicable to stock options held by our named executive officers.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we have reduced disclosure and are exempt from certain requirements related to executive compensation, including the requirements to hold nonbinding advisory votes on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees.

Employment, Severance and Change in Control Agreements

Agreements with Our Named Executive Officers

We have employment agreements with each of our named executive officers. These agreements provide for base salaries and incentive compensation, and each component reflects the scope of each named executive officer’s anticipated responsibilities and the individual experience they bring to the company. The employment of each of our named executive officers is “at will” and may be terminated at any time. In addition, each of our named executive officers has executed a form of our standard proprietary information and inventions agreement. The material terms of each agreement are described below.

Reza Zadno. We entered into an employment agreement with Dr. Zadno in September 2016 in connection with his appointment as our permanent Chief Executive Officer, which was amended and restated in January 2019 and became effective upon the completion of our IPO in February 2019. The agreement provides for an initial base salary, bonus opportunity and equity award grants. Pursuant to the agreement, we agreed to grant to Dr. Zadno options to purchase shares of our common stock, subject to approval by our board of directors, consisting of two grants: (i) an option to purchase 53,146 shares of our common stock, or the Interim CEO Grant, granted in recognition of Dr. Zadno’s role as interim Chief Executive Officer and (ii) an option to purchase 472,558 shares of our common stock, or the CEO Grant, granted in connection with Dr. Zadno’s appointment as our permanent Chief Executive Officer. Dr. Zadno agreed to cancel and terminate these options in consideration of the payment noted in the Summary Compensation Table.

The amended and restated agreement acknowledges the grant to Dr. Zadno on January 9, 2019 of an option to purchase 267,415 shares of our common stock, as well as the equity awards noted in the table of Outstanding Equity Awards as of December 31, 2018.

In addition, under the amended and restated employment agreement, we have also agreed to reimburse Dr. Zadno for reasonable travel expenses incurred in connection with his weekly travel from his home in California to our offices in Massachusetts, including the cost of a corporate apartment and a corporate car, as well as an additional amount that Dr. Zadno retains, on an after-tax basis, which is otherwise reimbursable. Dr. Zadno has also agreed not to compete with us or to solicit customers or employees during the term of his employment and for the one-year period following his termination of employment. Dr. Zadno’s amended and restated employment agreement also provides for certain severance and change of control benefits, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Rajesh K. Rajpal. We entered into an employment agreement with Dr. Rajpal in March 2016 in connection with the commencement of his part-time employment as our Chief Medical Officer. In February 2018, we amended and restated Dr. Rajpal’s employment agreement. Most recently, we amended and restated Dr. Rajpal’s employment agreement in January 2019, which amendment and restatement became effective upon completion of our IPO in February 2019. Dr. Rajpal’s current amended and restated employment agreement provides for a base salary, bonus opportunity and equity award grants and acknowledge the grant to Dr. Rajpal of 53,146 shares of our common stock pursuant to his employment agreement of March 2016. Twenty-five percent of the grant vested and became exercisable in March 2017, and the remainder vests monthly in 48 equal installments, subject to Dr. Rajpal’s continued employment with us. Dr. Rajpal has also agreed not to compete with us or to solicit customers or employees during the term of his employment and for the one-year period following his termination of employment. Dr. Rajpal’s currentamended and restated agreement also provides for certain severance and change of control benefits, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Jim Schuermann. We entered into an employment agreement with Mr. Schuermann in January 2018 in connection with the commencement of his employment as our Chief Business Officer. In January 2019, we amended and restated Mr. Schuermann’s employment agreement, which amendment and restatement became effective upon completion of our IPO in February 2019. The agreement provides for a base salary, bonus opportunity and equity award grants. Under the amended and restated employment agreement, we agreed to grant Mr. Schuermann an option to purchase 148,699 shares of our common stock, subject to approval by our board of directors. Twenty-five percent of the grant will vest and become exercisable in April 2019, and the remainder will vest monthly in 48 equal installments, subject to Mr. Schuermann’s continued employment with us. Mr. Schuermann has also agreed not to compete with us for the longer of the three-month period following his termination of employment and the period that he receives severance benefits from us, or to solicit customers or employees during the term of his employment and for the one-year period following his termination of employment. Mr. Schuermann’s amended and restated employment agreement also provides for certain severance and change of control benefits, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Potential Payments upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates, each named executive officer is entitled to receive amounts earned during his term of service, including salary.

Reza Zadno. Pursuant to his amended and restated employment agreement, if Dr. Zadno’s service with us ends due to his termination “without cause” he is entitled to (1) continued payment of his base salary for 12 months following his termination, less applicable withholdings and deductions, (2) accelerated vesting and exercisability of all outstanding stock options and other stock awards, to the extent that such awards are subject to time-based vesting, such that 50% of the then unvested-shares will be deemed fully vested and exercisable, (3) a lump sum cash amount equivalent to a prorated portion of his annual target bonus and (4) assuming timely election for continued coverage following termination, payments of premiums for continued health benefits under COBRA until the earliest of (a) 12 months following the termination date, (b) the date of eligibility for health insurance coverage in connection with new employment or self-employment and (c) the date that eligibility for continued COBRA coverage ceases. In addition, pursuant to his amended and restated employment agreement, if Dr. Zadno’s service with us ends due to his resignation with “good reason,” he is entitled to the severance payments and benefits described in the preceding sentence.

Pursuant to Dr. Zadno’s amended and restated employment agreement, if Dr. Zadno’s service with us ends due to his termination “without cause” and not due to death or “disability” or for “good reason,” within three months before or within 18 months immediately following a “change in control,” then, in lieu of the above, he is entitled to (1) a lump-sum payment equal to (a) 18 months of his then-current base salary termination, plus (b) one and one-half times his annual target bonus for the year of termination, (2) accelerated vesting and exercisability of all outstanding stock options and other stock awards, to the extent that such awards are subject to time-based vesting, and (3) assuming timely election for continued coverage following termination, payments of premiums for continued health benefits under COBRA until the earliest of (a) 18 months following the termination date, (b) the date of eligibility for health insurance coverage in connection with new employment or self-employment and (c) the date that eligibility for continued COBRA coverage ceases.

Dr. Zadno’s severance payments and benefits under his amended and restated employment agreement are, in all events, conditioned on his, among other things, giving notice following a cure period, as applicable, returning all our property, complying with his post-resignation or post-termination obligations under the applicable agreement, including any non-disparagement and confidentiality obligations contained therein, and signing a general release of claims against us.

For purposes of Dr. Zadno’s amended and restated employment agreement, “cause” means (1) any material breach of such agreement, the proprietary information and inventions agreement or any other written agreement between Dr. Zadno and us, if such breach causes material harm or reasonably threatens to cause such harm to us, (2) any material failure to comply with our written policies or rules, as they may be in effect from time to time during the employment, if such failure causes material harm to us, and to the extent it is curable by Dr. Zadno, is not cured within 30 days after written notice thereof is given by us, (3) commission, conviction of or a plea of “guilty” or “no contest” to a felony under the laws of the United States or any state, (4) any willful, intentional or grossly negligent act having the effect of materially injuring (whether financially or otherwise) our business or reputation, which to the extent it is curable by Dr. Zadno, is not cured within 30 days after written notice thereof is given by us or (5) willful misconduct with respect to any of Dr. Zadno’s material duties or obligations under such agreement, including, without limitation, willful insubordination with respect to reasonable directions from the board of directors which, to the extent curable by Dr. Zadno, is not cured within 30 days after written notice thereof is given by us.

For purposes of Dr. Zadno’s amended and restated employment agreement, “good reason” means the occurrence of any of the following events without Dr. Zadno’s consent: (1) a material reduction in base salary, other than an across-the-board decrease in base salary applicable to all executive officers), (2) a material breach of the agreement by us, (3) a material reduction in the duties, authority and responsibilities relative to Dr. Zadno’s duties, authority and responsibilities in effect immediately prior to such reduction or (4) the relocation of Dr. Zadno’s then-principal place of employment, without his consent, in a manner that lengthens his one-way commute distance by 50 or more miles from his then-current principal place of employment immediately prior to such relocation; provided that, any such termination will only be deemed for good reason pursuant to this definition if: (1) Dr. Zadno gives us written notice of his intent to terminate for good reason within 30 days following the first occurrence of the conditions that he believes constitutes good reason, which notice will describe such conditions; (2) we fail to remedy such conditions within 30 days following receipt of the written notice and (3) Dr. Zadno voluntarily terminates his employment within 30 days following the end of the period called for by the preceding clause (2). For purposes of Dr. Zadno’s amended and restated employment agreement, “change in control” has the meaning provided in our 2012 Plan.

For purposes of Dr. Zadno’s amended and restated employment agreement, “disability” means a physical or mental condition that prevents Dr. Zadno from performing the essential functions of his position with or without reasonable accommodation for six months in the aggregate during any 12-month period or based on the written certification by two licensed physicians of the likely continuation of such condition for such period. This definition is interpreted and applied consistent with the Americans with Disabilities Act, the Family and Medical Leave Act and other applicable law.

Rajesh K. Rajpal and Jim Schuermann. The amended and restated employment agreements entered into with Dr. Rajpal and Mr. Schuermann described above under “—Agreements with our Named Executive Officers” contain severance benefits. The amended and restated employment agreements provide that, if Dr. Rajpal and Mr. Schuermann are terminated without “cause” or resign with “good reason” (as such terms are defined in the amended and restated agreements) and such executive executes a release in a customary form presented by us, he is entitled to (1) continued payment of his base salary for eight months following such executive’s termination, less applicable withholdings and deductions and (2) assuming timely election for continued coverage following termination, payment premiums for continued health benefits under COBRA until the earliest of (a) eight months following the termination date, (b) the date of eligibility for health insurance coverage in connection with new employment or self-employment and (c) the date that eligibility for continued COBRA coverage ceases.

Pursuant to their amended and restated employment agreements, if Dr. Rajpal and Mr. Schuermann are terminated “without cause” or resign with “good reason” within three months before or within 12 months immediately following a “change in control” (as defined in the 2012 Plan), which constitutes a change in control event described in Treasury Regulation Sections 1.409A-3(i)(5), such named executive officer is entitled to (1) a lump-sum payment equal to (a) 12 months of his then current base salary plus (b) one time his annual target bonus for the year of termination, and (2) assuming timely election for continued coverage following termination, payment premiums for continued health benefits under COBRA until the earliest of (a) 12 months following the termination date, (b) the date of eligibility for health insurance coverage in connection with new employment or self-employment and (c) the date that eligibility for continued COBRA coverage ceases. Additionally the vesting and exercisability of all outstanding stock options or awards, to the extent that such awards are subject to time-based vesting, will be accelerated in full.

Dr. Rajpal’s and Mr. Schuermann’s severance payments and benefits under their amended and restated employment agreements are, in all events, conditioned on the executive, among other things, giving notice following a cure period (as applicable), returning all our property, complying with his post-resignation or post-termination obligations under the applicable agreement, including any non-disparagement and confidentiality obligations contained therein, and signing a general release of claims against us.

Health and Welfare Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental and vision insurance plans, in each case on the same basis as all of our other employees.

401(k) Plan

We maintain a 401(k) plan intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code, with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which is $18,000 and $18,500 for calendar years 2017 and 2018, respectively. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar years 2017 and 2018 may be up to an additional $6,000 above the statutory limit. We have the ability to make discretionary contributions to the 401(k) plan but have not done so to date. Employees’ pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Director Compensation

Historically, we have provided cash and/or equity-based compensation to certain of our independent directors who are not employees or affiliated with our largest investors for the time and effort necessary to serve as a member of our board of directors. In addition, all of our independent directors are entitled to reimbursement of direct expenses incurred in connection with attending meetings of the board or committees thereof.

Non-Employee Director Compensation Policy

Our board of directors adopted a non-employee director compensation policy that became effective immediately following the closing of our IPO, pursuant to which each of our directors who is not an employee or consultant of our company will be eligible to receive compensation for service on our board of directors and committees of our board of directors. Under this policy, effective February 2019, we pay each of our non-executive directors a cash retainer for service on our board of directors and committees of our board of directors. The chairman of the board of directors will also receive an additional cash retainer. These retainers are payable in arrears in four equal quarterly installments within thirty days after the end of each calendar quarter in which the service occurred, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board. We also reimburse our directors for their reasonable out-of-pocket expenses in connection with attending board and committee meetings.

Directors are be eligible to receive cash compensation as follows:

Annual Cash Retainer ($)
Annual board service retainer	40,000
Additional retainer for chairman of the board of directors (as applicable)	40,000
Additional retainer for audit committee chair	20,000
Additional retainer for audit committee member	10,000
Additional retainer for compensation committee chair	15,000
Additional retainer for compensation committee member	7,500
Additional retainer for nominating and governance committee chair	10,000
Additional retainer for nominating and governance committee member	5,000

Equity Compensation

In addition to cash compensation, each non-executive director is also eligible to receive options and/or restricted stock units under our 2019 Equity Incentive Plan, or the 2019 Plan. Any options granted under this policy will be nonstatutory stock options, with a term of ten years from the date of grant, subject to earlier termination in connection with a termination of service and an exercise price per share equal to 100% of the fair market value of the underlying common stock on the date of grant. Vesting schedules for equity awards will be subject to the non-employee director’s continuous service on each applicable vesting date.

Notwithstanding any vesting schedule, for each non-employee director who remains in continuous service with us until immediately prior to the closing of a change in control (as such term is defined in the 2019 Plan), the shares subject to his or her then-outstanding initial or annual equity awards that were granted pursuant to this policy will become fully vested immediately prior to the closing of such change in control.

Upon the termination of the membership of the non-employee director on the board for any reason, his or her options granted under this policy shall remain exercisable for three months following his or her date of termination (or such longer period as the board may determine in its discretion on or after the date of grant of such options).

Initial Award

Each new non-employee director elected to our board of directors will be granted an initial, one-time equity award of options to purchase our common stock and/or restricted stock units having an aggregate grant date fair value of $180,000, which will vest in three equal annual installments over the three-year period measured from the date of grant, subject to such director’s continuous service through each applicable vesting date.

Annual Awards

On the date of each annual meeting of stockholders of our company, commencing with our 2020 annual meeting of stockholders, each non-employee director that continues to serve on our board of directors will be granted an option to purchase shares of our common stock and/or restricted stock units having an aggregate grant date fair value of $115,000, each of which will vest on the one-year anniversary of the date of grant, (i) subject to such director’s continuous service though each applicable vesting date and (ii) that no annual award will be granted to a non-employee director in the same calendar year that such director received his or her initial award. The option awards to our non-employee directors made in January 2019 and described below under the heading “—Equity Awards to Our Non-Employee Directors Relating to the Completion of our IPO” are intended to constitute the annual award with respect to 2019.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors during the year ended December 31, 2018 by our directors who also are not our employees. Dr. Zadno, our Chief Executive Officer, is also a member of our board of directors, but does not receive any additional compensation for service as a director. Dr. Zadno’s compensation as an executive officer is set forth in the section titled “Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Thomas W. Burns(3)	—	222,119	222,119
Gilbert H. Kliman	—	—	—
Garheng Kong	—	—	—
Hongbo Lu	—	—	—
Joseph Mandato(4)	—	—	—
Robert J. Palmisano	40,000	20,327	60,327
Jonathan Silverstein	—	—	—
Donald J. Zurbay	—	20,327	20,327

(1)

This column reflects the aggregate grant date fair value for options granted during the fiscal year as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718, as stock-based compensation in our financial statements. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting or exercise of the applicable awards. The assumptions we used in valuing options are described in Note 13 to our audited financial statements included in this Annual Report.

(2)	The table below lists the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2018:
	Option Awards (#)
Thomas W. Burns(a)	111,460	(b)
Gilbert H. Kliman	—
Garheng Kong	—
Hongbo Lu	—
Joseph Mandato(c)	—
Robert J. Palmisano	52,022	(d)
Jonathan Silverstein	—
Donald J. Zurbay	52,165	(e)
(a)	Mr. Burns was appointed to our board of directors on July 18, 2018.
(b)

Consists of a common stock option grant of 111,460 shares, 11,610 of which had vested and become exercisable as of December 31, 2018, and the remainder of which will continue to vest over a four-year period beginning on July 18, 2018 in 48 equal monthly installments.

(c)	Mr. Mandato resigned from our board of directors on September 13, 2018.
(d)

Consists of (i) a common stock option grant of 1,081 shares, one-third of which vested and became exercisable on July 1, 2015, and the remainder of which vested over a two-year period beginning on July 1, 2015 in two equal yearly installments, (ii) a common stock option grant of 28,089 shares, which vest and become exercisable over a four-year period in 48 equal monthly installments that began on January 13, 2016, (iii) a common stock option grant of 12,628 shares, one quarter of which vested and became exercisable on June 28, 2018, and the remainder of which vest over a three-year period beginning on June 28, 2018 in 36 equal monthly installments and (iv) a common stock option grant of 10,224 shares, which vest and become exercisable over a four-year period in 48 equal monthly installments that began on June 21, 2018.

(e)

Consists of (i) a common stock option grant of 41,941 shares, one quarter of which vested and became exercisable on June 28, 2018, and the remainder vest over a three-year period beginning on June 28, 2018 in 36 equal monthly installments and (ii) a common stock option grant of 10,224 shares, which vest and become exercisable over a four-year period in 48 equal monthly installments beginning on June 21, 2018, each subject to the recipient’s continued service through each vesting date.

(3)	Mr. Burns was appointed to our board of directors on July 18, 2018.
(4)	Mr. Mandato resigned from our board of directors on September 13, 2018.

Equity Awards to Our Non-Employee Directors Relating to the Completion of our IPO

On January 9, 2019, our board of directors, based on the recommendation of our compensation committee, approved the grant of an aggregate of 58,198 options under our 2012 Plan to our non-employee directors, which will vest upon the earlier of (i) June 1, 2020 or (ii) the first anniversary of the first annual meeting of our stockholders following the date of our IPO, subject to continued service through such date.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers planned to serve on our board of directors or compensation committee. None of the members of our compensation committee is an officer or employee of our company, nor have they ever been an officer or employee of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of February 28, 2019, for:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table below is based on 17,063,616 shares of common stock outstanding as of February 28, 2019

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 29, 2019, which is 60 days after February 28, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Avedro, Inc., 201 Jones Road, Waltham, Massachusetts 02451.

Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater stockholders:
Entities affiliated with OrbiMed Private Investments VI, LP(1)	4,346,745	25.3%
InterWest Partners X, L.P.(2)	2,742,239	16.1
HealthQuest Partners II, L.P.(3)	1,437,096	8.4
LAV Agile Limited(4)	856,591	5.0
Named executive officers and directors:
Reza Zadno, Ph.D.(5)	479,687	2.7
Rajesh K. Rajpal, M.D.(6)	106,531	*
Jim Schuermann(7)	41,298	—
Thomas W. Burns(8)	20,902	*
Gilbert H. Kliman, M.D.(9)	2,767,239	16.2
Garheng Kong, M.D., Ph.D.(10)	1,437,096	8.4
Hongbo Lu, Ph.D.	—	—
Robert J. Palmisano(11)	72,405	*
Jonathan Silverstein(1)	4,346,745	25.3
Donald J. Zurbay(12)	24,859	*
All current executive officers and directors as a group (13 persons)(13)	9,431,212	52.4%

*	Represents beneficial ownership of less than 1%.
(1)

Consists of (a) 4,346,745 shares of common stock held by OrbiMed Private Investments VI, LP, or OPI VI, and (b) 106,617 shares of common stock issuable upon exercise of a common stock warrant held by OrbiMed Royalty Opportunities II, LP, or ORO II. OrbiMed Capital GP VI LLC, or GP VI, is the general partner of OPI VI. OrbiMed Advisors LLC, or OrbiMed Advisors, is the managing member of GP VI. OrbiMed ROF II LLC, or ROF II, is the sole general partner of ORO II, and OrbiMed Advisors is the sole managing member of ROF II. Jonathan Silverstein, a member of OrbiMed Advisors, is a member of our board of directors. OrbiMed Advisors exercises investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho and Jonathan Silverstein. The address of OrbiMed Advisors is 601 Lexington Avenue, 54th floor, New York, New York 10022.
(2)

InterWest Management Partners X, LLC, or IMP10, is the general partner of InterWest Partners X, L.P., or IW10. Gilbert H. Kliman and Arnold L. Oronsky are the managing directors of IMP10, and Keval Desai and Khalad A. Nasr are venture members of IMP10. Each managing director and venture member of IMP10, including Gilbert H. Kliman, shares voting and investment power with respect to the securities held by IW10. IW10 is affiliated with Dr. Kliman, a member of our board of directors. The address for the entities is 2710 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(3)

The information shown is based, in part, upon disclosures filed on a Schedule 13D on February 25, 2019 by (i) HealthQuest Partners II, L.P., or HealthQuest, (ii) HealthQuest Venture Management II, L.L.C., or HealthQuest Management, and (iii) Dr. Garheng Kong. HealthQuest Management is the general partner of HealthQuest . HealthQuest Management may be deemed to have voting and dispositive power over the shares held by HealthQuest. Dr. Kong, a member of our board of directors, is the managing member of HealthQuest Management. The address for HealthQuest is 1301 Shoreway Road, Suite 350, Belmont, California 94002.

(4)

The managing partner of LAV Agile Limited, or LAV, is Yi Shi. Dr. Shi may be deemed to have voting and investment power with respect to the securities held by LAV. LAV is affiliated with Hongbo Lu, a member of our board of directors. The address for LAV is Unit 1109-10, Two Chinachem Central, 26 Des Voeux Road Central, Hong Kong.

(5)

Consists of (i) 315 shares of common stock that are held by the Martine and Reza Zadno Revocable Trust, for which Dr. Zadno is a co-trustee and shares voting and investment power, (ii) 11,565 shares of common stock held by Dr. Zadno and (iii) 467,807 shares of common stock issuable upon the exercise of options granted to Dr. Zadno that are exercisable within 60 days of February 28, 2019.

(6)

Consists of (a) 7,243 shares of common stock held by Dr. Rajpal and Apra Rajpal and (b) (i) 8,412 shares of common stock held by Dr. Rajpal and (ii) 98,119 shares of common stock issuable upon the exercise of options granted to Dr. Rajpal that are exercisable within 60 days of February 28, 2019.

(7)	Consists of shares of common stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 2019.
(8)	Consists of shares of common stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 2019.
(9)

Dr. Kliman, a managing director of IMP10 which is the general partner of IW10, shares voting and investment power with respect to the securities held by IW10, as described above in footnote (2). Includes 25,000 shares of common stock held by the Gilbert H Kliman TTEE U/A DTD 11/15/2002, for which Dr. Kliman is a co-trustee and shares voting and investment power.

(10)

Dr. Kong is the managing member of HealthQuest Management, as described above in footnote (3). HealthQuest Management may be deemed to have voting and dispositive power over the shares held by HealthQuest.

(11)

Consists of (a) (i) 37,733 shares of common stock, (ii) 1,420 shares of common stock issuable upon exercise of a warrant held by the Robert J. Palmisano 2010 Trust, for which Mr. Palmisano is a co-trustee and shares voting and investment power, and (b) 34,672 shares of common stock issuable upon the exercise of options granted to Mr. Palmisano that are exercisable within 60 days of February 28, 2019.

(12)	Consists of shares (i) 3,500 shares of common stock held by Mr. Zurbay and (ii) 21,359 of common stock issuable upon the exercise of options that are exercisable within 60 days of February 28, 2019.
(13)

Consists of (i) 8,511,138 shares of common stock held by all current executive officers and directors as a group and (ii) 920,074 shares of common stock that all current executive officers and directors as a group have the right to acquire from us within 60 days of February 28, 2019 pursuant to the exercise of warrants or stock options scheduled to vest within 60 days of February 28, 2019.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2018:

Name	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders (1)	2,509,289	(2)	$2.81	104,828
Equity compensation plans not approved by security holders	—		$—	—
Total	2,509,289			104,828

(1)	Includes 2012 Equity Incentive Plan and 2003 Stock Plan. Excludes 2019 Equity Incentive Plan and 2019 Employee Stock Purchase Plan, which were approved in January 2019.
(2)

Includes 2,490,767 stock options outstanding as of December 31, 2018, at a weighted-average exercise price of $2.83 per share, and 18,522 shares of common stock issuable upon the vesting of outstanding restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with our directors and executive officers described elsewhere in this Annual Report, the following is a summary of transactions since January 1, 2017 to which we have been a participant in which:

•	the amounts involved exceeded or will exceed $120,000 and one percent of the average of our total assets at year end for the last two completed fiscal years; and
•

any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

OrbiMed Loan Agreement

On March 20, 2017, we entered into a credit agreement, or the Credit Agreement, with OrbiMed Royalty Opportunities II, L.P., or OrbiMed Royalty Opportunities, which is affiliated with OrbiMed Private Investments VI, LP, or OrbiMed Private Investments. Jonathan Silverstein, a member of our board of directors, is affiliated with OrbiMed Private Investments, a beneficial owner of more than 5% of our capital stock. The Credit Agreement made two loans available to us, one in the amount of $20.0 million, which we borrowed in March 2017, and the second in the amount of $10.0 million, which was available until December 31, 2017 upon the achievement of a revenue milestone, but was never drawn. As of December 31, 2018, there was $20.0 million outstanding under the Credit Agreement. Amounts borrowed under the Credit Agreement mature on March 20, 2022.

Under the Credit Agreement, cash interest accrues until maturity at the rate of 10% per annum, which we refer to as the Applicable Margin. Additional interest, or PIK interest, accrues at the per annum rate equal to the higher of (1) the three-month LIBOR rate and (2) 1.00%. PIK interest is added to the outstanding principal amounts outstanding under the Credit Agreement on the last day of each calendar quarter until the maturity date. Cash interest payments are due and payable on the last day of each calendar quarter. Outstanding principal amounts plus all accrued and unpaid PIK interest are due in one lump sum payment on the loan maturity date. As of December, 2018, we had paid $3.6 million in interest pursuant to the Credit Agreement.

The Credit Agreement includes affirmative and negative covenants and events of default, including the following events of default: payment defaults, breaches of representations and warranties, non-performance of certain covenants and obligations, cross-acceleration with debt, judgment defaults, change in control, bankruptcy, certain events with respect to key permits, regulatory events, recalls and certain actions and settlements with governmental entities, key person events, a material impairment in the perfection or priority of OrbiMed Royalty Opportunities’ security interest or in the value of the collateral, a material adverse change in the business, operations or condition of us and our subsidiaries taken as a whole and a material impairment of the prospect of repayment of the loans.

Upon the occurrence of an event of default and continuing until such event of default is no longer continuing, the Applicable Margin will increase by 3.00% per annum.

If we repay all or a portion of the term loans prior to maturity, we will owe OrbiMed Royalty Opportunities a prepayment fee as follows: for amounts repaid after March 20, 2018 but on or prior to March 20, 2019, 9.0% of the portion of principal repaid; for amounts repaid after March 20, 2019 but on or prior to March 20, 2020, 5.0% of the portion of principal repaid and for amounts repaid after March 20, 2020 but on or prior to March 20, 2021, 3.0% of the portion of the principal repaid. No prepayment fee will be required for amounts repaid after March 20, 2021 but prior to March 20, 2022. Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets, including our intellectual property.

In connection with the Credit Agreement and the close of the first draw in March 2017, we issued to OrbiMed Royalty Opportunities warrants to purchase 106,617 shares of our Series AA convertible preferred stock at an exercise price of $4.45 per share. Each warrant is exercisable for a period of ten years from the date of issuance and may be exercised on a cashless basis in whole or in part.

Series CC Convertible Preferred Stock Financing

In April 2018, we sold an aggregate of 2,141,467 shares of our Series CC convertible preferred stock at a purchase price of approximately $11.674227 per share, for aggregate proceeds of approximately $25.0 million.

The participants in the Series CC convertible preferred stock financing included certain beneficial owners of more than 5% of our capital stock, certain of our executive officers and entities affiliated with certain of our directors, as set forth in the table below:

Related Party	Shares of Series CC Convertible Preferred Stock (#)
LAV Agile Limited(1)	856,591
HealthQuest Partners II, L.P. (2)	535,369
OrbiMed Private Investments VI, LP (3)	383,746
InterWest Partners X, L.P.(4)	171,318
De Novo Ventures III, L.P(5)	42,829
Robert J. Palmisano 2010 Trust(6)	21,414
Rajesh Rajpal & Apra Rajpal(7)	1,284

(1)	Hongbo Lu, a member of our board of directors, is a partner at LAV Agile Limited.
(2)	Garheng Kong, a member of our board of directors, is the managing member of HealthQuest Management II, L.L.C., the general partner of HealthQuest Partners II, L.P.
(3)	Jonathan Silverstein, a member of our board of directors, is affiliated with OrbiMed Private Investments VI, LP.
(4)	Gilbert H. Kliman, a member of our board of directors, is a managing director of InterWest Management Partners X, LLC, which is the general partner of InterWest Partners X, L.P.
(5)	De Novo Ventures III, L.P is a holder of more than 5% of our capital stock prior to our IPO.
(6)	Robert J. Palmisano is a member of our board of directors.
(7)	Rajesh Rajpal is our Chief Medical Officer.

Investors’ Rights Agreements

In connection with our convertible preferred stock financings, we entered into an investors’ rights agreement containing registration rights and information rights, among other things, with certain holders of our convertible preferred stock and certain holders of our common stock including entities affiliated with InterWest Partners X, L.P., OrbiMed Private Investments VI, LP, HealthQuest Partners II L.P., LAV Agile Limited, De Novo Ventures III, L.P. and Robert J. Palmisano.

Employment Arrangements

We have entered into employment agreements or offer letter agreements with certain of our executive officers that, among other things, provide for compensatory and certain severance and change in control benefits. For more information regarding these agreements with our named executive officers, see “Executive Compensation—Employment, Severance and Change in Control Agreements.”

Equity Grants to Directors and Executive Officers

We have granted stock options and restricted stock unit awards to certain of our directors and executive officers. For more information regarding the stock options and stock awards granted to our directors and named executive officers, see “Executive Compensation—Outstanding Equity Awards as of December 31, 2018” and “Director Compensation Table.”

Indemnification Agreements

We entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our amended and restated bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Related Person Transaction Policy

In February 2019, we adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants and in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy.

In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

All of the transactions described above were entered into prior to the adoption of the written policy, but all were approved by our board of directors considering similar factors to those described above.

Director Independence

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a relationship that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a member of our board. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, our board of directors determined that Messrs. Burns, Palmisano, Silverstein and Zurbay and Drs. Kliman, Kong and Lu, representing seven of our eight directors, are “independent directors” as defined under current rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described above.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2018 and 2017 by Ernst & Young LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2018	2017
	(in thousands)
Audit Fees(1)	$1,400,000	$151,300
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,400,000	$151,300

(1)

Audit Fees consist of fees billed for professional services by Ernst & Young LLP for the audit of our annual financial statement and the review of our registration statement on Form S-1 and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

The audit committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the audit committee.

The audit committee at least annually reviews and provides general pre-approval for the services that may be provided by the independent registered public accounting firm; the term of the general pre-approval is 12 months from the date of approval, unless the audit committee specifically provides for a different period. If the audit committee has not provided general pre-approval, then the type of service requires specific pre-approval by the audit committee.

The audit committee may delegate pre-approval authority to its chairman. The chairman must report any pre-approval decisions to the full audit committee at its next scheduled meeting. The annual audit services, engagement terms, and fees are subject to the specific pre-approval of the audit committee. All services performed and related fees billed by Ernst & Young LLP during fiscal 2018 and fiscal 2017 were pre-approved by the audit committee pursuant to regulations of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report:

1.	Financial Statements.

Consolidated Financial Statements: The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8 of this Annual Report.

2.	Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

3.	List of Exhibits.

Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.

(b)   Exhibit Index.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	S-1	333-229306	3.2	2/4/2019
3.2	Amended and Restated Bylaws of the registrant.	S-1	333-229306	3.4	2/4/2019
4.1	Seventh Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of April 26, 2018.	S-1	333-229306	4.1	2/4/2019
4.2	Form of Common Stock Certificate.	S-1	333-229306	4.2	2/4/2019
4.3	Form of Preferred Stock Purchase Warrant, dated as of November 5, 2014.	S-1	333-229306	4.3	2/4/2019
4.4	Warrant to Purchase Shares of Convertible Preferred Stock issued by the registrant to Hercules Technology III, L.P., dated as of December 22, 2015.	S-1	333-229306	4.4	2/4/2019

4.5	Warrant to Purchase Shares of Convertible Preferred Stock issued by the registrant to OrbiMed Royalty Opportunities II, LP, dated as of March 20, 2017.	S-1	333-229306	4.5	2/4/2019
10.1+	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1	333-229306	10.1	2/4/2019
10.2+	2019 Equity Incentive Plan.	S-1	333-229306	10.6	2/4/2019
10.3+	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2019 Equity Incentive Plan.	S-1	333-229306	10.7	2/4/2019
10.4+	2019 Employee Stock Purchase Plan.	S-1	333-229306	10.8	2/4/2019
10.5+	Amended and Restated Employment Agreement by and between the registrant and Reza Zadno dated as of January 17, 2019.	S-1	333-229306	10.10	2/4/2019
10.6+	Form of Executive Employment Agreement.	S-1	333-229306	10.12	2/4/2019
10.7	Northwest Park Office Lease by and between the registrant and NWP Building 32 LLC, dated as of November 4, 2016.	S-1	333-229306	10.13	2/4/2019
10.8	First Amendment to Northwest Park Office Lease by and between the registrant and NWP Building 32 LLC, dated as of March 27, 2017.	S-1	333-229306	10.14	2/4/2019
10.9	Credit Agreement by and between the registrant and OrbiMed Royalty Opportunities II, LP, dated as of March 20, 2017.	S-1	333-229306	10.15	2/4/2019
10.10†	Amended and Restated License Agreement by and between the registrant and the California Institute of Technology, dated as of July 31, 2017.	S-1	333-229306	10.16	2/4/2019

10.11†	Second Amendment to License Agreement by and between the registrant and the California Institute of Technology, dated as of October 19, 2017.	S-1	333-229306	10.17	2/4/2019
10.12†	Framework Agreement by and between the registrant and Medio-Haus-Medizinprodukte GmbH, dated as of June 12, 2014 (English translation).	S-1	333-229306	10.18	2/4/2019
10.13†	Amendment No. 1 to Framework Agreement by and between the registrant and Medio-Haus-Medizinprodukte GmbH, dated as of June 30, 2014 (English translation).	S-1	333-229306	10.19	2/4/2019
10.14†	Master Services Agreement by and between the registrant and Cedarburg Hauser Pharmaceuticals (which was acquired by Albany Molecular Research Inc.), dated as of November 27, 2012.	S-1	333-229306	10.20	2/4/2019
10.15†	Commercial Supply Agreement by and between the registrant and Cedarburg Hauser Pharmaceuticals (which was acquired by Albany Molecular Research Inc.), dated as of March 26, 2014.	S-1	333-229306	10.21	2/4/2019
10.16†	Commercial Manufacturing Agreement by and between the registrant and Ajinomoto Althea, dated as of December 19, 2014.	S-1	333-229306	10.22	2/4/2019
10.17†	Patent License and Purchase Agreement by and between the registrant and IROC Innocross AG, dated as of April 4, 2015.	S-1	333-229306	10.23	2/4/2019
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
#

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Avedro, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEDRO, INC.

Date: March 21, 2019	By:	/s/ Reza Zadno
Reza Zadno, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reza Zadno and Thomas E. Griffin, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Reza Zadno	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2019
Reza Zadno, Ph.D.

/s/ Thomas E. Griffin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2019
Thomas E. Griffin

/s/ Thomas W. Burns	Director	March 21, 2019
Thomas W. Burns

/s/ Gilbert H. Kliman	Director	March 21, 2019
Gilbert H. Kliman, M.D.

/s/ Garheng Kong	Director	March 21, 2019
Garheng Kong, M.D., Ph.D.

/s/ Hongbo Lu	Director	March 21, 2019
Hongbo Lu, Ph.D.

/s/ Robert J. Palmisano	Director	March 21, 2019
Robert J. Palmisano

/s/ Jonathan Silverstein	Director	March 21, 2019
Jonathan Silverstein

/s/ Donald J. Zurbay	Director	March 21, 2019
Donald J. Zurbay