Form 10-Q
period 2019-03-31
AVEDRO INC
filed 2019-05-09
CIK 1343304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	AVDR	The Nasdaq Stock Market LLC

As of May 7, 2019, the registrant had 17,110,068 shares of common stock, $0.00001 par value per share, outstanding.

Avedro, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

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
•

our ability to maintain, protect and enhance our intellectual property rights and proprietary technologies and operate our business without infringing the intellectual property rights and proprietary technology of third parties; and

•	the future trading prices of our common stock and the impact of securities analysts; reports on these prices.

These forward-looking statements involve risks and uncertainties, including those that are described in the “Risk Factors” section of this report and elsewhere within this report that could cause actual results to differ materially from those reflected in such statements. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Avedro,” the “Company,” “we,” “us” and “our” refer to Avedro, Inc. and its subsidiaries.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Avedro, Inc.

Condensed Balance Sheets

(amounts in thousands except share data)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$64,809	$9,769
Accounts receivable (including $645 and $573 from related parties as of March 31, 2019 and December 31, 2018, net of allowance of $183 and $198, respectively)	10,973	4,725
Inventories	4,473	4,259
Prepaid expenses and other current assets	3,116	1,919
Total current assets	83,371	20,672
Equipment and furniture, net	1,447	1,524
Restricted cash	551	551
Deferred offering costs	—	2,829
Other assets	380	291
Total assets	$85,749	$25,867
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,521	$2,126
Accrued expenses and other current liabilities	5,134	5,366
Current portion of license obligation	250	250
Deferred revenue	779	688
Total current liabilities	8,684	8,430
Deferred revenue, net of current portion	21	12
Long-term debt obligations, net of current portion	20,128	19,939
Derivative and warrant liability	197	2,206
Other non-current liabilities	3	13
Deferred rent	444	432
Total liabilities	$29,477	$31,032
Commitments and contingencies (Note 6)
Convertible preferred stock:
Series AA convertible preferred stock, $0.00001 par value; authorized shares zero and 32,650,000 at March 31, 2019 and December 31, 2018, respectively; issued and outstanding shares zero and 7,161,719 at March 31, 2019 and December 31, 2018, respectively; no liquidation preference at March 31, 2019	—	31,852
Series BB convertible preferred stock, $0.00001 par value; authorized shares zero and 5,950,000 at March 31, 2019 and December 31, 2018, respectively; issued and outstanding zero and shares 1,332,708 at March 31, 2019 and December 31, 2018, respectively; no liquidation preference at March 31, 2019	—	11,789
Series CC convertible preferred stock, $0.00001 par value; authorized shares zero and 9,529,571 and zero at March 31, 2019 and December 31, 2018, respectively; issued and outstanding shares zero and 2,141,467 at March 31, 2019 and December 31, 2018, respectively; no liquidation preference at March 31, 2019	—	24,782
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 and zero shares authorized at March 31, 2019 and December 31, 2018, respectively; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; authorized shares 200,000,000 and 66,905,000 at March 31, 2019 and December 31, 2018, respectively; issued and outstanding shares 17,066,926 and 1,412,003 at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	241,073	108,532
Accumulated deficit	(184,803)	(182,122)
Total stockholders’ equity (deficit)	56,272	(73,588)
Total liabilities, convertible preferred stock and stockholders’ equity	$85,749	$25,867

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Condensed Statements of Operations

(amounts in thousands except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue (including related party activity of $580 and $512 for the three months ended March 31, 2019 and 2018, respectively)	$8,773	$5,154
Cost of goods sold (including related party activity of $112 and $126 for the three months ended March 31, 2019 and 2018, respectively)	2,284	2,618
Gross profit	6,489	2,536
Operating expenses:
Selling, general and administrative	10,221	5,288
Research and development	4,285	2,954
Total operating expenses	14,506	8,242
Loss from operations	(8,017)	(5,706)
Other income (expense):
Interest income	195	6
Interest expense	(700)	(627)
Other (expense) income, net	169	(307)
Total other (expense) income, net	(336)	(928)
Net loss	$(8,353)	$(6,634)
Net loss per share of common stock, basic and diluted	$(1.00)	$(4.85)
Weighted average shares of common stock used to compute net loss per share, basic and diluted	8,368,839	1,367,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(amounts in thousands except share data)

(unaudited)

	Convertible Preferred Stock $0.00001 Par Value						Common Stock		Additional		Total
	Series AA		Series BB		Series CC		$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	7,161,719	$31,852	1,332,708	$11,789	—	$—	1,363,050	$2	$107,478	$(157,000)	$(49,520)
Exercise of common stock options	—	—	—	—	—	—	39,465	—	54	—	54
Share-based compensation	—	—	—	—	—	—	—	—	406	—	406
Net loss	—	—	—	—	—	—	—	—	—	(6,634)	(6,634)
Balance at March 31, 2018	7,161,719	$31,852	1,332,708	$11,789	—	$—	1,402,515	$2	$107,938	$(163,634)	$(55,694)

Balance at December 31, 2018	7,161,719	$31,852	1,332,708	$11,789	2,141,467	$24,782	1,412,003	$2	$108,532	$(182,122)	$(73,588)
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	5,672	5,672
Exercise of common stock options	—	—	—	—	—	—	2,985	—	8	—	8
Share-based compensation	—	—	—	—	—	—	—	—	1,250	—	1,250
Issuance of common stock in connection with initial public offering, net of issuance costs of $8,975	—	—	—	—	—	—	5,000,000	—	61,025	—	61,025
Conversion of convertible preferred stock into common stock	(7,161,719)	(31,852)	(1,332,708)	(11,789)	(2,141,467)	(24,782)	10,635,894	—	68,423	—	68,423
Reclassification of a warrant to purchase shares of convertible preferred stock into a warrant to purchase common stock	—	—	—	—	—	—			1,835	—	1,835
Vesting of restricted stock units	—	—	—	—	—	—	13,892	—	—	—	—
Exercise of common stock warrant	—	—	—	—	—	—	2,152	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(8,353)	(8,353)
Balance at March 31, 2019	—	$—	—	$—	—	$—	17,066,926	$2	$241,073	$(184,803)	$56,272

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,353)	$(6,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	174	169
Noncash interest expense	189	127
Change in assets and liabilities held at fair value (Note 5)	(174)	289
Bad debt expense	(15)	—
Share-based compensation	1,250	406
Other non-cash reconciling items	—	8
Changes in assets and liabilities:
Accounts receivable	(752)	(403)
Prepaid expenses and other current assets	(1,019)	628
Inventories	(224)	(239)
Accounts payable and accrued expenses	341	489
Deferred revenue	(12)	71
Other non-current assets and liabilities	48	17
Net cash used in operating activities	(8,547)	(5,072)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(80)	(122)
Net cash used in investing activities	(80)	(122)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	65,100	—
Proceeds from the exercise of common stock options	8	54
Initial public offering costs	(1,400)	—
Payment for asset purchase obligation	(31)	(34)
Principal payments on capital lease obligation	(10)	(9)
Net cash provided by financing activities	63,667	11
Net increase (decrease) in cash, cash equivalents and restricted cash	$55,040	$(5,183)
Cash, cash equivalents and restricted cash—Beginning of period	$10,320	$9,401
Cash, cash equivalents and restricted cash—End of period	$65,360	$4,218
Cash paid for interest	$511	$499
Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible preferred stock to common stock	$68,423	—
Conversion of convertible preferred stock warrants to common stock warrants	$1,835	—
Offering costs included in accounts payable and accrued expenses	1,447	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Notes to Condensed Financial Statements (Unaudited)

(Table amounts in thousands, except share and per share amounts)

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

As of March 31, 2019, the Company has devoted the majority of its efforts to business planning, research and development, starting up production, developing markets, raising capital, recruiting management and technical staff and commercializing its newly approved products in the United States.

Unaudited Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed balance sheet at December 31, 2018 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited interim condensed financial statements and the notes accompanying them should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 21, 2019.

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

Initial Public Offering

In February 2019, the Company closed its initial public offering (“IPO”), in which it issued and sold 5,000,000 shares of common stock at a public offering price of $14.00 per share, for net proceeds to the Company of approximately $61,025, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into an aggregate of 10,635,894 shares of common stock and all warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 202,981 shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in-capital. Subsequent to the closing of the IPO, there were no shares of preferred stock or warrants to purchase shares of convertible preferred stock outstanding.

Liquidity

The Company has had recurring losses from operations since inception and has an accumulated deficit of $184,803 at March 31, 2019, and incurred net losses of $8,353 and $6,634 for the three months ended March 31, 2019 and 2018, respectively. Prior to the Company’s IPO, The Company had funded its operations principally from issuances of preferred stock, debt financings, and product and service sales. At March 31, 2019, the Company had $64,809 of unrestricted cash and cash equivalents. The Company expects the cash balance at March 31, 2019 will be sufficient to fund operations for a period of at least 12 months from the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant assumptions used in the financial statements are the underlying assumptions used in valuing share-based compensation including the fair value of the common stock, allowance for bad debts, the net realizable value of inventories, the valuation of variable transaction price in its contracts with customers, the determination of standalone selling price for contracts with customers, the value of the warrant liability, the value of embedded derivatives and the estimated useful lives of equipment and furniture. The Company bases estimates and assumptions on historical experience when available and on various factors that it determined to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Fair Value Measurements

The carrying amounts reported in the Company’s financial statements for cash and cash equivalents, accounts receivable, net of allowance, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The fair value of the Company’s long-term debt (see Note 7, “Long-Term Debt”) is determined using Level 3 inputs using current applicable rates for similar instruments as of the balance sheet dates and assessment of the credit rating of the Company. The carrying value of the Company’s long-term debt approximates fair value because the Company’s interest rate yield is near current market rates. The Company’s warrant liability, derivative liability and long-term debt are considered Level 3 liabilities within the fair value hierarchy described below.

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

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2019 and 2018.

The Company has liabilities classified as Level 3 that are measured by management at fair value on a quarterly basis as described in Note 7, “Long-Term Debt,” and Note 9, “Warrants,” respectively. See Note 5, “Fair Value Measurements,” for additional information.

Restricted Cash

The Company has restricted cash of $551 at March 31, 2019 and December 31, 2018. $351 of the balance at March 31, 2019 and December 31, 2018 relates to two irrevocable standby letters of credit in relation to the Company’s office lease agreements. Each letter of credit names the lessor as the beneficiary and is required to fulfill lease requirements in the event the Company should default on office lease obligations. $200 of the balance at March 31, 2019 and December 31, 2018 is held to collateralize the Company’s credit card.

Concentration of Credit Risk and Significant Customers

Cash, cash equivalents and accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk.

At March 31, 2019 and December 31, 2018, the Company invested its excess cash in money market funds through a United States bank with high credit ratings. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash and cash equivalents to the extent recorded on the balance sheet. The Company has no financial instruments with off-balance sheet risk of loss. The Company has not experienced any significant losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

During the three months ended March 31, 2019 and 2018, the Company did not recognize revenue from any single customer over 10% of total revenues. At December 31, 2018, the Company had one customer with an accounts receivable balance greater than 10% of total accounts receivable. No such customer existed at March 31, 2019.

Convertible Preferred Stock

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. A deemed liquidation event will only occur upon a greater than 50% change in control or a sale of substantially all of the assets of the Company and will be a redemption event subject to election by the holders of at least 70% of the then outstanding shares of convertible preferred stock, voting together as a single class on an as-converted basis. As the redemption event is outside the control of the Company, all shares of convertible preferred stock have been presented outside of permanent equity. As of December 31, 2018, it was not probable that such redemption would occur. Upon closing of the Company’s IPO on February 19, 2019, each share of convertible preferred stock automatically converted into shares of common stock at a conversion rate of one preferred share to one common share for each series of convertible preferred stock.

Revenue Recognition

The Company adopted ASC 606 on January 1, 2019 using the modified retrospective method for all contracts not completed as of the date of adoption. Under this method, the new guidance was applied to contracts that were not yet completed as of January 1, 2019 with the cumulative effect of initially applying the guidance recognized through accumulated deficit as the date of initial application. The reported results for 2019 reflect the application of ASC 606 guidance while the reported results for 2018 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as the "previous guidance.” The adoption of ASC 606 represents a change in accounting principle that will primarily impact how revenue is recognized for single dose pharmaceuticals sold in the United States and how the Company accounts for contract acquisition costs, such as commissions. See the “Financial Statement Impact of Adopting ASC 606” in Note 3 for further details. Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (the “transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of January 1, 2019 or March 31, 2019.

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

The Company has elected to account for the shipping and handling as an activity to fulfill the promise to transfer the product, and therefore will not evaluate whether shipping and handling activities are promised services to its customers.

The Company recognizes product revenue under the terms of each customer agreement upon transfer of control to the customer, which occurs at a point in time. Service warranty revenue is recognized over the service warranty period, which is typically one to two years.

The timing of revenue recognition, billings and cash collections results in accounts receivables and deferred revenue on the Company’s condensed balance sheets. All contract assets are presented as accounts receivable since the Company has an unconditional right to receive consideration when performance obligations are satisfied. Contract liabilities are presented as deferred revenue and represent consideration received or unconditionally due from customers prior to transferring goods or services to the customer under the terms of a contract.

U.S. Product Revenue

Through its direct sales force, the Company sells medical devices and related single dose pharmaceuticals directly to customers, which are typically physicians, clinics or hospitals. A contract is deemed to exist on an initial device and related single dose pharmaceuticals sale when a sales agreement and order form for the device and single dose pharmaceuticals is executed. A contract for purchases of subsequent single dose pharmaceuticals exists when a reorder form is received and accepted by the Company.

The performance obligations in the contracts for the delivery of these products may include medical devices, single dose pharmaceuticals, extended warranty service contracts and a customer option to purchase a single dose pharmaceutical in the future at a discount. The Company has, for a limited time, a program that offers a future discount on purchases subject to the customer meeting certain requirements, including one specifically related to the application for insurance reimbursement. The Company concluded the option to purchase a future dose at a discount is a material right and therefore constitutes a performance obligation. The Company provides a twelve (12) month warranty on medical devices sold in the United States and warrants to the customer that such devices will be free from defects in materials and workmanship under normal use and conditions. The Company also warrants that single dose pharmaceuticals will be free from defects in materials and workmanship, for one use, during the period up to, but not beyond, the sterility expiration for such product. These standard warranty provisions are assurance warranties accounted for as a cost accrual and not a separate performance obligation.

The Company does not provide a right of return for any of its products; however, it may offer extended payment terms to its customers. For customers with extended payment terms, the Company determines if any of those amounts are variable and reduces the stated transaction price for the variable consideration.

The Company allocates the transaction price to each performance obligation based on its relative standalone selling price. The stand-alone selling price of single dose pharmaceuticals and extended warranty service contracts is determined based on the price at which the Company typically sells the performance obligation separately, and the standalone selling price of medical devices is estimated based on a cost plus a reasonable profit margin.

Revenue related to medical devices, single dose pharmaceuticals and the customers’ option to acquire additional single dose pharmaceuticals at a discount is generally recognized at a point in time upon transfer of control to the customer, which is generally at the time of shipment. Revenue related to extended warranty service contracts is recognized over the service warranty period, which is typically one to two years.

Outside the U.S. Product Revenue

The Company has established distributor agreements with various distributors throughout the world to sell the Company’s medical devices, related single dose pharmaceuticals and spare parts. The term of the distributor agreements is typically two years, with each option of renewal not exceeding one year. A contract is deemed to exist with a distributor when a purchase order is received and accepted by the Company.

The performance obligations in these contracts may include medical devices or single dose pharmaceuticals. The medical devices are generally covered by a warranty of 15 months following shipment or 12 months following installation at the end-customer site, and single dose pharmaceuticals are shipped with a minimum shelf life remaining until their sterility expiration, which is generally six to twelve months. These standard warranty provisions are assurance warranties accounted for as a cost accrual and not a separate performance obligation. The Company does not offer extended warranty service contracts to its distributors as all devices are serviced directly by the distributor.

Distributors have no right of return or inventory swap-out provisions, and payments due under the contracts are not contingent upon the distributor’s sale of products to its customers and are invoiced upon shipment.

The Company allocates the transaction price to each performance obligation based on its relative standalone selling price. The standalone selling price of medical devices, single dose pharmaceuticals and spare parts sold outside of the United States is determined based on the price at which the Company typically sells the performance obligation separately.

Revenue related to medical devices and single dose pharmaceuticals is recognized at a point in time upon transfer of control to the customer, which is generally at the time of shipment.

Costs to Obtain or Fulfill a Customer Contract

The Company’s sales commission structure is based on achieving revenue targets. Outside the United States, commissions are driven by revenue derived from customer purchase orders. In the United States, commissions are driven by revenue from device sales agreements in addition to revenue from single dose pharmaceuticals reorders. All commissions costs are costs to obtain a contract since they are incremental and would not have occurred absent a customer contract.

Both the revenue derived from the single dose pharmaceuticals reorders and the revenue derived from purchase orders outside the United States are short term in nature. The renewal commissions are commensurate and therefore the amortization period is the contract duration; as such, the Company recognizes the incremental costs of obtaining these contracts as an expense when incurred.

The Company capitalizes commission costs related to device sales in the United States. These costs are deferred in other assets on the Company's condensed balance sheet, net of the short-term portion included in prepaid expenses and other current assets. Costs to obtain these contracts are amortized as sales and marketing expense on a straight-line basis over the expected period of benefit and are also periodically reviewed for impairment.

Product Warranty

Internationally, medical devices sold are covered by a standard warranty for the shorter of 15 months following shipment or 12 months following installation. Medical devices sold within the United States are covered by a standard warranty for 12 months following installation. The Company records its estimated contractual obligations at the time of shipment since installations are generally within 30 days of shipment and returns are not accepted. The Company considers the 12-month rolling average of actual warranty claims associated with its medical devices and related single dose pharmaceuticals when determining the warranty accrual estimate. The estimates and assumptions used in developing the accrual estimate as of March 31, 2019 were consistent with prior periods.

Changes in the product warranty accrual, included as part of accrued expenses, during the three months ended March 31, 2019 consisted of the following:

Balance at December 31, 2018	$158
Accruals for warranties issued during the period	(34)
(Settlements)	(2)
Balance at March 31, 2019	$122

Share-Based Compensation

The Company has a stock-based compensation plan which is more fully described in Note 10. The Company records stock-based compensation for share based awards granted to employees and to members of the board of directors for their services on the board of directors, based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the applicable service period, which is generally four years. For share based awards granted to employees with performance conditions, the Company utilizes the accelerated attribution method and does not recognize expense until the event is probable. The Company accounts for non-employee stock-based compensation arrangements based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. Prior to January 1, 2019, the measurement date for non-employee awards was generally the date that the performance of services required for the non-employee award is complete. Effective January 1, 2019, the Company adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” and now measures share-based payments to nonemployees at the grant date fair value. Stock-based compensation costs for non-employee awards is recognized as services are provided, which is generally the vesting period, on a straight-line basis.

The Company expenses performance based options and restricted stock awards based on the fair value of the award on the date of issuance, on an accelerated attribution basis over the associated service period of the award once it is probable that the performance condition will be met.

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

Prior to the Company’s IPO, the fair value of the underlying common stock was determined by the Company’s board of directors, with input from its management and the assistance of a third-party valuation specialist, by determining the equity value of the Company and then allocating this value among the different classes of equity securities based on their respective rights and individual characteristics. The equity value was determined using three different methods, which includes back-solving overall equity value to the price paid by recent financing transactions, using a combination of the market-based approach and the income approach, and also utilizing a hybrid method, as discussed below. The fair value of the Company’s equity was then allocated to various securities within the Company’s capital structure by applying an option pricing method. The option pricing method estimates the fair value of each class of security based on the potential to profit from the upside of the business, while taking into account the unique characteristics of each class of security.

For the valuation of the Company’s common stock on December 31, 2018, the Company utilized the probability-weighted expected return method (“PWERM”), in combination with the option pricing method (“OPM”), as a hybrid method (“Hybrid Method”), which is an accepted valuation method under the AICPA Practice Guide, for determining the fair value of the Company’s common stock. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, in light of the rights and preferences of each class and series of stock, discounted for a lack of marketability.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses directly attributable to equity offerings. Upon completion of an offering, these amounts are offset against the proceeds of the offering. During 2018, the Company deferred offering costs related to its IPO totaling $2,829, which were capitalized and classified within noncurrent assets on the balance sheet as of December 31, 2018. Unpaid amounts as of December 31, 2018 totaled $1,601. Upon consummation of the Company’s IPO in February 2019, $4,075 of deferred offering costs were offset against the IPO proceeds and reclassified into equity.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”) which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The adoption of this ASU included updates as provided under ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The Company adopted the provisions of ASC 606 using the modified retrospective method effective January 1, 2019. See Notes 2 and 3 for further discussion of the effects of this standard on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this standard as of January 1, 2019, and the adoption of this standard did not have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash”. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on a retrospective basis on January 1, 2018. The adoption resulted in an increase to cash, cash equivalents and restricted cash of $551 in the statement of cash flows at March 31, 2019 and 2018.

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

3. Revenue Recognition

Disaggregation of Revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all of its revenues are from ophthalmologists and other eye care professionals, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from any of its product lines. However, given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.

The following tables disaggregate the Company’s revenue from contracts with customers by geographic region:

	Three Months Ended March 31,
	2019	2018
	Amount	Amount
United States	$6,511	$3,194
Asia	860	890
Europe	737	623
Americas (outside the United States)	225	142
Middle East	338	194
Other	102	111
Total revenues	$8,773	$5,154

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of March 31, 2019:

As of March 31,
2019
Balances from contracts with customers only:
Accounts receivable	$10,973
Deferred revenue	800

Three Months Ended March 31,
2019
Revenue recognized in the period relating to:
The beginning deferred revenue balance	$407
Changes in pricing related to products or services satisfied in previous periods	—
Impairment losses on receivables	—

Transaction Price Allocated to Future Performance Obligations

The Company’s future performance obligations primarily relate to customers’ right to a future discount on single dose pharmaceutical purchases in the United States, and, to a lesser extent, extended warranty service contracts. At March 31, 2019, $670 of transaction price was allocated to the customers’ right to a future discount and is expected to be recognized when the customer elects to utilize the discount, which is generally within a year, and $115 was allocated to extended warranty service contracts, of which $21 is expected to be recognized in greater than one year.

Costs to Obtain or Fulfill a Customer Contract

As of March 31, 2019, capitalized contract acquisition costs were $254, including a current balance of $160 and a non-current balance of $94. The Company recognized $49 of amortization of capitalized commission costs during the three months ended March 31, 2019. There were no impairments to capitalized costs to obtain a contract recorded during the period.

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2019 was recorded as an adjustment to accumulated deficit as of the adoption date. The following table shows the adjustments made to accounts on the condensed balance sheet as of January 1, 2019 as a result of adopting the new guidance. The table also compares the reported condensed balance sheet accounts as of March 31, 2019 that were impacted by the new guidance to pro forma balance sheet amounts had the previous guidance been in effect.

	As Reported (1)	Adjustments (2)	As Adjusted	As Reported (3)	Adjustments	Pro forma (4)
	12/31/2018	1/1/2019	1/1/2019	3/31/2019	3/31/2019	3/31/2019
Assets
Accounts receivable (a)	$4,725	$5,481	$10,206	$10,973	$(2,694)	$8,279
Prepaid expenses and other current assets (b)	1,919	178	2,097	3,116	(160)	2,956
Total current assets	20,672	5,659	26,331	83,371	(2,854)	80,517
Other assets (b)	291	125	416	380	(94)	286
Total Assets	$25,867	$5,784	$31,651	$85,749	$(2,948)	$82,801
Liabilities and Stockholders' Equity (Deficit)
Accrued expenses and other current liabilities	5,366	—	5,366	5,134	20	5,154
Deferred revenue (c)	688	112	800	779	(107)	672
Total current liabilities	8,430	112	8,542	8,684	(87)	8,597
Accumulated deficit	(182,122)	5,672	(176,450)	(184,803)	(2,861)	(187,664)
Total stockholders' equity (deficit)	(73,588)	5,672	(67,916)	56,272	(2,861)	53,411
Total Liabilities and Stockholders' Equity (Deficit)	$25,867	$5,784	$31,651	$85,749	$(2,948)	$82,801

(1)

Financial statement amounts as reported in the Company's balance sheet as of December 31, 2018. Financial statement amounts that are not shown on the above table were not impacted by the adoption of ASC 606.

(2)	Adjustments made on January 1, 2019 to adopt ASC 606.
(3)

Financial statement amounts as reported in the interim condensed balance sheet as of March 31, 2019. Financial statement amounts that are not shown on the above table were not impacted by the adoption of the adoption of ASC 606.

(4)	Pro forma balance sheet amounts that would have been reported as of March 31, 2019 had the Company applied the previous guidance under ASC 605.
(a)

Single dose pharmaceutical amounts invoiced to customers under extended payment terms are included in the Company’s balance sheet for the amount that represents the transaction price consideration they will receive.

(b)	Other current and non-current assets include contract acquisition costs related to the sale of devices in the United States. These costs are amortized over the estimated period of benefit.
(c)	The Company recorded deferred revenue for a customers’ right to a future discount, and also for amounts invoiced under extended payment terms that were not yet due or paid.

The following summarizes the significant changes on the Company’s condensed statement of operations for the three months ended March 31, 2019 as a result of the adoption of ASC 606 on January 1, 2019 compared to if the Company had continued to recognize revenue under ASC 605:

	Three Months Ended March 31, 2019
	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect
Revenue (a)	$8,773	$2,783	$11,556
Gross profit	6,489	2,783	9,272
Selling, general and administrative (b)	10,221	(28)	10,193
Total operating expenses	14,506	(28)	14,478
Loss from operations	(8,017)	2,811	(5,206)
Net loss	$(8,353)	$2,811	$(5,542)
Net loss per share of common stock, basic and diluted	$(1.00)	$0.34	$(0.66)

(a)

Single dose pharmaceutical revenue in the United States under ASC 606 includes the recognition of amounts invoiced under extended payment terms upon shipment if the Company does not believe it is probable that a significant reversal of revenue would occur upon settlement of the receivable.

(b)

ASC 606 resulted in the amortization of capitalized commission costs that were recorded as part of the cumulative effect adjustment upon adoption. Amortization of these capitalized costs to selling, general and administrative expenses, net of commission costs that were capitalized in the quarter, increased selling, general and administrative expenses in the quarter.

The following summarizes the significant changes on the Company’s condensed statement of cash flow for the three months ended March 31, 2019 as a result of the adoption of ASC 606 on January 1, 2019 compared to if the Company had continued to recognize revenue under ASC 605:

	Three Months Ended March 31, 2019
Statement of Cash Flows	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect
Net loss	$(8,353)	$2,811	$(5,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(752)	(2,787)	(3,539)
Prepaid expenses and other current assets	(1,019)	(18)	(1,037)
Accounts payable and accrued expenses	341	20	361
Deferred revenue	(12)	5	(7)
Other non-current assets and liabilities	48	(31)	17
Net cash used in operating activities	$(8,547)	$—	$(8,547)

The adoption of ASC 606 had no net impact on the Company’s cash used in operating, investing or financing activities.

4. Condensed Balance Sheet Components

Inventories, net

Inventories consisted of the following:

	As of March 31,	As of December 31,
	2019	2018
Raw materials	$2,534	$2,688
Finished goods	1,939	1,571
Total inventories	$4,473	$4,259

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of March 31,	As of December 31,
	2019	2018
Prepaid suppliers	$449	$503
Prepaid rent	112	107
Prepaid insurance	994	65
Prepaid prescription drug user fee	310	465
Prepaid license fees	321	226
Prepaid clinical studies	174	154
Prepaid other expenses	756	399
Total prepaid expenses and other current assets	$3,116	$1,919

Equipment and Furniture, Net

Equipment and furniture, net consisted of the following:

	As of March 31,	As of December 31,
	2019	2018
Machinery and lab equipment	$1,529	$1,478
Medical devices used for internal purposes	939	929
Computer software	238	215
Office furniture and equipment	424	423
Computer hardware	373	361
Total equipment and furniture	3,503	3,406
Less: accumulated depreciation	(2,056)	(1,882)
Equipment and furniture, net	$1,447	$1,524

Depreciation expense for the three months ended March 31, 2019 and 2018 was $174 and $169, respectively.

Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2019	2018
Accrued compensation	$1,870	$2,836
Accrued warranty	122	158
Accrued inventory	115	33
Accrued professional services	1,760	1,421
Accrued reimbursement hub costs	731	264
Accrued sales tax	65	75
Accrued other	471	579
Total accrued expenses and other current liabilities	$5,134	$5,366

5. Fair Value Measurements

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

Recurring Fair Value Measurements

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2019
Assets
Cash equivalents	$63,342	$63,342	$—	$—
	$63,342	$63,342	$—	$—
Liabilities
Derivative liability	$197	—	—	197
	$197	$—	$—	$197

December 31, 2018
Assets
Cash equivalents	$8,164	$8,164	$—	$—
	$8,164	$8,164	$—	$—
Liabilities
Warrant liability	$1,800	$—	$—	$1,800
Derivative liability	$406	—	—	406
	$2,206	$—	$—	$2,206

Cash Equivalents

Cash equivalents consist of money market funds with an original maturity of three months or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair value. At March 31, 2019 and December 31, 2018, the Company held $63,342 and $8,164 of cash equivalents, respectively, all of which were invested in money market funds.

Warrant Liability

The warrant liability represents the liability for warrants to purchase shares of Series AA convertible preferred stock issued in connection with the Company’s long-term debt (see Note 9, “Warrants”). The fair value of the Series AA convertible preferred stock warrants was determined using the Black-Scholes model, a form of an option pricing model.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants were as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5% - 2.6%	2.6% - 2.7%
Expected volatility	60.2% - 61.4%	58.0% - 61.3%
Expected term (in years)	5.6 - 8.1	6.5 - 9.0
Expected dividend yield	0.0%	0.0%

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

For the valuation of our common stock on December 31, 2018, the Company utilized the probability-weighted expected return method, or PWERM, in combination with the option pricing method, or OPM, as a hybrid method, or Hybrid Method, which is an accepted valuation method under the AICPA Practice Guide, for determining the fair value of our common stock. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, in light of the rights and preferences of each class and series of stock, discounted for a lack of marketability. The OPM values each equity class by creating a series of call options on the equity value, with exercise prices based on the liquidation preferences, participation rights and strike prices of derivatives. The Hybrid Method is appropriate for a company expecting a near term liquidity event, but where, due to market or other factors, the likelihood of completing the liquidity event is uncertain. The Hybrid Method considers a company’s going concern nature, stage of development and ability to forecast near and long-term future liquidity scenarios. Upon closing of the Company’s IPO, the Company utilized the close price of their common stock to value the warrant liability on the date they were converted in shares to purchase common stock and reclassified into equity.

Accordingly, the valuation of the components of the warrant liability was determined using Level 3 inputs.

Changes in the fair value of the warrant liability, for which fair value is determined using Level 3 inputs were as follows:

Balance at December 31, 2018	$1,800
Change in fair value of warrant liability	35
Reclassification of a warrant liability to equity	(1,835)
Balance at March 31, 2019	$—

Derivative Liability

The derivative liability represents features bifurcated from the 2017 Credit Agreement liability and recorded at fair value. See Note 7, “Long-Term Debt.” Under certain change in control events, as defined in the 2017 Credit Agreement, a prepayment fee and the entire outstanding obligation may be due and payable. The Company concluded that these features, including (i) interest rate upon a non-creditworthy event of default; (ii) a put option upon an event of default; and (iii) a put option upon the lenders request of net casualty proceeds, are not clearly and closely related to the host instrument, and represent a single compound derivative and is required to be re-measured at fair value.

The estimated fair value of the derivative liability was determined using a probability-weighted discounted cash flow model that includes the principal, prepayment fees and interest payments under scenarios of a change in control, other than a qualified initial public offering prior to the debt maturity. The following inputs were estimated by management: (i) the probability of a change of control event; (ii) the timing of a change of control event; and (iii) the discount rate. At March 31, 2019, the Company assumed a 17% discount rate, and a 5% and 10% probability for a change in control event during the twelve months ended March 19, 2020 and 2021, respectively.

Changes in the fair value of the derivative liability, for which fair value is determined using Level 3 inputs were as follows:

Balance at December 31, 2018	$406
Change in fair value	(209)
Balance at March 31, 2019	$197

6. Commitments and Contingencies

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

7. Long-Term Debt

Long-term debt, net, is comprised of the following:

	As of March 31,	As of December 31,
	2019	2018
Principal amount outstanding	$20,000	$20,000
PIK Interest	801	657
Unamortized discount	(464)	(495)
Unamortized issue costs	(209)	(223)
Net carrying amount	$20,128	$19,939

As of March 31, 2019 and December 31, 2018, the Company had borrowed and had outstanding $20,000 of debt under the 2017 Credit Agreement, maturing on March 20, 2022 (the “Maturity Date”). The 2017 Credit Agreement requires payment of interest only until maturity at the rate of 10% per annum (the “Applicable Margin”). Additional interest (“PIK”) accrues at the per annum rate equal to the higher of (i) the three-month LIBOR rate and (ii) 1.00%. Such PIK interest is added to the outstanding principal amount of the loans until the maturity date. The outstanding loan balance plus accrued PIK interest is due in one lump sum payment on the Maturity Date.

The Company’s obligations under the 2017 Credit Agreement are secured by a security interest in substantially all of its assets. Other than a minimum liquidity requirement of $3,000, there are no financial covenants contained in the 2017 Credit Agreement and the Company is in compliance with the affirmative and restrictive covenants as of March 31, 2019.

8. Capitalization

On February 19, 2019, upon the closing of the IPO, all outstanding shares of convertible preferred stock were automatically converted into 10,635,894 shares of common stock. Also upon the closing of the IPO, the Company filed an amended and restated certificate of incorporation (the “Restated Certificate”) authorizing the Company to issue is a total of 210,000,000 shares, with 200,000,000 share designated as common stock and 10,000,000 shares designated as preferred stock, each having a par value of $0.00001.

The Company has reserved for future issuance the following number of shares of common stock on a fully diluted and as-converted basis:

	As of March 31,	As of December 31,
	2019	2018
Conversion of Series AA convertible preferred stock	—	7,161,719
Conversion of Series BB convertible preferred stock	—	1,332,708
Conversion of Series CC convertible preferred stock	—	2,141,467
Options to purchase common stock	3,126,728	2,490,767
Vesting of restricted stock units to common stock	17,630	18,522
Employee stock purchase plan	350,000	—
Remaining shares available for issuance	2,592,095	104,828
Warrants to purchase convertible preferred stock	—	174,032
Warrants to purchase common stock	200,820	28,949
Total	6,287,273	13,452,992

9. Warrants

Upon the closing of the Company’s IPO, all of the outstanding warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase shares of common stock.

The following represents a summary of the warrants outstanding at each of the dates identified:

				Outstanding at
	Issued	Classification	Exercisable for	March 31, 2019
1	2015	Equity	Common stock	26,788
2	2015	Equity	Common stock	67,415
3	2017	Equity	Common stock	106,617

				Outstanding at
	Issued	Classification	Exercisable for	December 31, 2018
1	2015	Equity	Common stock	28,949
2	2015	Liability	Series AA convertible preferred stock	67,415
3	2017	Liability	Series AA convertible preferred stock	106,617

1	Exercisable through November 5, 2021 at $0.05 per share.
2	Exercisable through September 11, 2024, at $4.45 per share.
3	Exercisable through March 20, 2027, at $4.45 per share.

10. Share-Based Compensation

2019 Equity Incentive Plan

In January 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the 2012 Plan.

Under the 2019 Plan, the Company may grant stock options qualifying as incentive stock options (“ISOs”) within the meaning of Section 422 of U.S. Internal Revenue Code of 1986, as amended, or the Code, to employees, and for the grant of nonstatutory stock options (“NSOs”) restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to employees, consultants and directors. The 2019 Plan also provides for the grant of performance cash awards to employees, consultants and directors. A total of 2,500,000 shares of common stock were initially reserved for issuance under the 2019 Plan. In addition, the number of shares available for issuance under the 2019 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2020 continuing through January 1, 2029, by 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to the exercise of ISOs under the 2019 Plan is 2,500,000.

2019 Employee Stock Purchase Plan

In January 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP became effective on the effective date of the IPO. The maximum number of shares of common stock that may be issued under the ESPP is 350,000 shares. Additionally, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year and (2) 500,000 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). The 2019 ESPP will become active upon approval of the plan administrator, which is the Company’s board of directors.

Stock Option Activity

Stock option activity under the 2019 Plan is summarized as follows:

	Number of Options	Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,490,767	$2.83	8.7	$25,111
Granted	664,598	$12.69
Exercised	(2,985)	$2.61
Forfeited/cancelled	(25,652)	$2.69
Outstanding at March 31, 2019	3,126,728	$4.92	8.8	$1,335
Vested and expected to vest at March 31, 2019	3,126,728	$4.92	8.8	$1,335
Exercisable at March 31, 2019	1,234,741	$2.83	8.1	$1,011

Unrecognized compensation expense related to outstanding options was $6,086 at March 31, 2019, which is expected to be recognized as expense over approximately 2.3 years.

The following table summarizes information relating to stock options granted and exercised:

	Three Months Ended March 31,
	2019	2018
Weighted-average grant date fair value per share of option grants	$7.37	$1.22
Aggregate intrinsic value of options exercised	4	31

The aggregate intrinsic value represents the difference between the fair value at exercise and the exercise price paid by the employee.

Restricted Stock Units

In January 2018, the Company granted restricted stock units covering a total of 18,522 shares of common stock to certain executives. These restricted stock units have both a liquidity event and service-based vesting term. The liquidity event requirement was met in February 2019 upon the consummation of our IPO.  The service-based requirement vests 50% of the grant on February 1, 2018, with the reminder vesting in eight quarterly equal installments over a two-year period for each quarter of continuous service thereafter. The Company has recorded $36,675 of stock-based compensation expense for these restricted stock units during the three months ended March 31, 2019. No such expense was recorded during the three months ended March 31, 2018 as the liquidity event requirement was not yet satisfied.

In March 2019, the Company granted restricted stock units covering a total of 13,000 shares of common stock to a certain executive. These restricted stock units have a service-based requirement that vests 25% of the grant on March 1, 2020, with the reminder vesting in equal installments over a three-year period for each year of continuous service thereafter.

Unrecognized compensation expense relating to restricted stock units was $174 at March 31, 2019, which is expected to be recognized as expense over approximately 3.9 years.

Share-Based Compensation Expense

The following table presents stock-based compensation expense included in the Company’s statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$33	$13
Selling, general and administrative	1,010	337
Research and development	207	56
	$1,250	$406

Valuation of Stock Options

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of all stock options granted in the period were as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.6%	2.5%
Expected volatility	61.3%	58.0%
Expected term (in years)	6.0	5.6
Expected dividend yield	0.0%	0.0%

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

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, through March 31, 2019, it determined the expected life assumption for employees using the simplified method, which is an average of the contractual term of the option and its vesting period. For non-employees, the Company determined the expected life to be the contractual term of the option.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

11. Net Loss Per Share

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of March 31,	As of December 31,
	2019	2018
Series AA convertible preferred stock	—	7,161,719
Series BB convertible preferred stock	—	1,332,708
Series CC convertible preferred stock	—	2,141,467
Outstanding stock options	3,126,728	2,490,767
Unvested restricted stock units	17,630	18,522
Outstanding Series AA convertible preferred stock warrants	—	174,032
Outstanding common stock warrants	200,820	28,949
Total	3,345,178	13,348,164

12. Related Party Transactions

The Company has a customer that is also a stockholder. During the three months ended March 31, 2019, and 2018, the Company recorded revenue related to this customer of $469 and $498, respectively. The accounts receivable balance from this customer as of March 31, 2019 and December 31, 2018 was $469 and $561, respectively.

The Company has a customer that is also a stockholder and employee. During the three months ended March 31, 2019, and 2018, the Company recorded revenue related to this customer of $111 and $14, respectively. The accounts receivable balance from this customer as of March 31, 2019 and December 31, 2018 was $176 and $12, respectively.

The Company also entered into a lending arrangement in March 2017 with a lender who is affiliated with a stockholder. See Note 7, “Long-term Debt” for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to our future financial and business performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part II, Item 1A. “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report.

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

We sell our products primarily to ophthalmologists, hospitals and ambulatory surgery centers, or ASCs. The physicians primarily involved in corneal cross-linking are ophthalmologists who are either corneal specialists or trained in refractive procedures. According to Market Scope estimates, there are approximately 1,100 corneal refractive centers in the United States. Of these centers, we estimate there are approximately 800 centers in which a majority of cataract and refractive surgeons, as well as corneal specialists who treat keratoconus, are located. As of March 31, 2019, our KXL systems were placed in 320 centers. If we are able to obtain FDA approval for our Mosaic system and its associated drug formulations for the treatment of presbyopia, we expect to leverage our existing sales force to cross-sell our KXL and Mosaic systems and their respective drug formulations, as they share the same target customers. In addition to the approximately 800 centers we are targeting for keratoconus, we expect to sell the Mosaic system and its associated drug formulations, if approved, to the remaining 300 corneal refractive centers that focus exclusively on refractive procedures. Outside the United States, we sell our products through a broad network of distribution partners located in markets where we see the greatest potential for corneal cross-linking procedures.

We have invested significantly in our research and development activities, including product development and clinical studies to demonstrate the safety and efficacy of our corneal cross-linking platform to support regulatory submissions. We intend to continue to make significant investments in research and development efforts to support our pivotal Phase 3 clinical trial of the Epi-On procedure using our KXL system, its associated drug formulations and our Boost Goggles for the treatment of progressive keratoconus and the Phase 2a clinical trial of our Mosaic system and its associated drug formulations for the treatment of presbyopia. We also intend to make significant investments in our commercial organization by increasing the number of sales personnel and reimbursement specialists to support the establishment of consistent and favorable payment policies. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require additional funding, which may include future equity and debt financings.

On February 19, 2019, we closed our initial public offering, or IPO, of common stock, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of approximately $61.0 million after deducting underwriting discounts and other offering costs. To date, we have financed our operations primarily through sales of our convertible preferred stock, debt financings, sales of our proprietary Photrexa formulations and our KXL system, and proceeds received from our IPO. We have devoted substantially all of our resources to the research, development and engineering of our products, seeking regulatory approval of our products and the commercial launch of our KXL system and its associated drug formulations. For the three months ended March 31, 2019 and 2018, we generated revenue of $8.8 million and $5.2 million, respectively. For the three months ended March 31, 2019 and 2018, we had net losses of $8.4 million and $6.6 million, respectively. As of March 31, 2019, we had an accumulated deficit of $184.8 million.

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

Reverse Stock Split

On January 31, 2019, our board of directors approved an amended and restated certificate of incorporation to (1) effect a reverse split on the outstanding shares of our common stock and convertible preferred stock on a one-for-4.45 basis, which we refer to as the Reverse Stock Split, and (2) authorize us to issue up to 200,000,000 shares of common stock, $0.00001 par value per share and 10,815,632 shares of convertible preferred stock, $0.00001 par value per share, which we refer to collectively as the Charter Amendment. The par values of our common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Charter Amendment was approved by our stockholders on January 31, 2019 and became effective upon the filing of the Charter Amendment with the State of Delaware on February 1, 2019. All issued and outstanding common stock and convertible preferred stock and related share and per share amounts contained in this Quarterly Report have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Components of Our Results of Operations

Revenue

We generate revenue from sales of our single-use riboflavin drug formulations and our KXL and Mosaic systems. Recent revenue growth in single-use riboflavin drug formulations has been favorably impacted by increased patient and physician adoption of our products, increased private payor coverage and adoption of coverage and payment policies, and an increase in the average revenue per unit of single-use riboflavin drug formulations recognized upon shipment in 2019 due to our adoption of ASC 606. We expect our revenue growth may be impacted to the extent we are able to continue to support the establishment of consistent and favorable payment policies, increase patient and physician awareness of our products and continue to drive device placements in existing geographies and expansion of sales to additional corneal refractive centers in the United States. We intend to continue to expand our sales, reimbursement and marketing organization to help us drive and support revenue growth and further penetrate the market. The single-use riboflavin drug formulations represent disposable items that are used on a treatment-by-treatment basis. As we sell more devices, we expect the number of treatments performed by ophthalmologists and, correspondingly, sales of our single-use riboflavin drug formulations, to grow. As demand for new products can fluctuate significantly and delays in market adoption and healthcare reimbursement policies may occur, we anticipate that our revenue, expense and operating losses will be difficult to predict. Our revenue may also fluctuate on a quarterly basis in the future due to a variety of factors, including the impact of the buying patterns of our distributors.

Effective January 1, 2019, we adopted Accounting Standards Codification (ASC) 606, “Revenue Recognition – Revenue from Contracts with Customers” and its related amendments, or ASC 606. The adoption resulted in an increase in the average revenue per unit of single-use riboflavin drug formulations recognized upon shipment. See Note 2 to our unaudited financial statements included elsewhere in this Quarterly Report for more information.

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

Research and Development Expenses

Research and development, or R&D, expenses are expensed as incurred and primarily consist of personnel-related expenses, including salaries, bonuses, fringe benefits and stock-based compensation for our R&D employees. Other significant R&D expenses include new product development projects and the cost of conducting our ongoing clinical trials, including the pivotal Phase 3 clinical trial of the Epi-On procedure using our KXL system, its associated drug formulations and our Boost Goggles for the treatment of progressive keratoconus, and also including the Phase 2a clinical trial of our Mosaic system and its associated drug formulations for the treatment of presbyopia, which may include payments to investigational sites and investigators, clinical research organizations, consultants and other outside technical services and the costs of materials, supplies and travel. We expect our R&D expenses to increase as we initiate and advance our development programs and clinical trials.

Other Expense, Net

Other expense, net, consists primarily of (1) changes in fair value of our derivative and convertible preferred stock warrant liabilities, (2) interest expense, which includes cash and non-cash interest related to our outstanding debt owed to outside lenders associated with debt facilities including accretion of debt discount on the debt facilities and (3) interest income from interest earned on our cash equivalents. In connection with our IPO, our convertible preferred stock warrants converted into common stock warrants and were reclassified as additional paid-in capital.

Results of Operations

Comparison of the Three Months ended March 31, 2019 and 2018

	Three Months Ended March 31,		Change
	2019	2018	$	%
		(in thousands, except percentages)
Revenue	$8,773	$5,154	$3,619	70.2%
Cost of goods sold	2,284	2,618	(334)	-12.8%
Gross profit	6,489	2,536	3,953	155.9%
Gross margin	74.0%	49.2%
Operating expenses:
Selling, general and administrative	10,221	5,288	4,933	93.3%
Research and development	4,285	2,954	1,331	45.1%
Total operating expenses	14,506	8,242	6,264	76.0%
Loss from operations	(8,017)	(5,706)	(2,311)	40.5%
Other expense, net	(336)	(928)	592	-63.8%
Net loss	$(8,353)	$(6,634)	$(1,719)	25.9%

Revenue by Geography	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
United States	$6,511	74.2%	$3,194	62.0%
Asia	860	9.8%	890	17.3%
Europe	737	8.4%	623	12.1%
Americas (outside the United States)	225	2.6%	142	2.8%
Middle East	338	3.9%	194	3.8%
Other	102	1.2%	111	2.2%
Total revenues	$8,773	100.1%	$5,154	100.2%

Revenue

Revenue for the three months ended March 31, 2019 increased by $3.6 million, or 70.2%, to $8.8 million as compared to $5.2 million for the three months ended March 31, 2018. The increase was the result of a $3.3 million, or 103.9%, increase in sales in the United States, and a $0.3 million, or 15.4%, increase in sales outside of the United States.

The increase in revenue within the United States was primarily attributable to a $3.6 million increase in drug revenue, partially offset by a $0.3 million decrease in device revenue. Of the $3.6 million increase in drug revenue, $2.6 million of the increase was due to an increase in the average revenue per unit of single-use riboflavin drug formulations recognized upon shipment in 2019 due to our adoption of ASC 606, and $1.0 million of the increase was related to an increase in the volume of single-use riboflavin drug formulations sold. The decrease in U.S. device revenue was primarily due to a decrease in volume of device sales. We sold eight KXL systems in the United States in the three months ended March 31, 2019 as compared to 11 KXL systems in the three months ended March 31, 2018.

The increase in revenue outside the United States was primarily attributable to an increase in the volume of single-use riboflavin drug formulations sold.

Cost of Goods Sold and Gross Margin

Our cost of goods sold for the three months ended March 31, 2019 decreased by $0.3 million, or 12.8%, to $2.3 million as compared to $2.6 million for the three months ended March 31, 2018. The increase was primarily due to a decrease in scrap costs related to expired drug product. Gross profit for the three months ended March 31, 2019 increased $4.0 million as compared to the three months ended March 31, 2018, and gross margin increased from 49.2% during the three months ended March 31, 2018 to 74.0% during the three months ended March 31, 2019. This increase in gross margin was primarily due to an increase in the average revenue per unit of single-use riboflavin drug formulations, and, to a lesser extent, due to the scrap cost savings realized during the current period.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended March 31, 2019 increased by $4.9 million, or 93.3%, to $10.2 million as compared to $5.3 million for the three months ended March 31, 2018. The decrease was driven primarily by increased employee-related costs and professional fees to support our growing business and increased commercial efforts. We incurred increased personnel and related costs of $2.6 million, which includes a $0.7 million increase in stock-based compensation expense, and increased professional fees of $1.2 million for accounting, audit, legal and tax services. Additionally, U.S. reimbursement and payer support costs increased by $1.0 million for the quarter.

We expect SG&A costs to increase as we increase our headcount and expand personnel and services to support public company corporate governance requirements and our commercial growth.

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended March 31, 2019 increased by $1.3 million, or 45.1%, to $4.3 million as compared to $3.0 million for the three months ended March 31, 2018. R&D headcount increased, which resulted in a $0.5 million increase in personnel and related expenses. The increase was also due to $0.8 million of increased product development and clinical research costs.

Other Expense, Net

Other expense, net decreased by $0.6 million for the three months ended March 31, 2019, or 63.8%, as compared to the three months ended March 31, 2018. The decrease was primarily due to a $0.5 million decrease in expense during the three months ended March 31, 2019 due to the change in fair value of our warrant liability, and a $0.2 million increase in interest income as a result of increased cash and cash equivalents from IPO proceeds received in February 2019. This was partially offset by a $0.1 million increase in interest expense as we continue to accrue PIK interest on our outstanding debt facility borrowings.

Liquidity and Capital Resources

As of March 31, 2019, our principal source of liquidity was cash and cash equivalents of $64.8 million. We believe that the net proceeds from our IPO, along with our existing cash and cash equivalents, will be sufficient to fund our projected liquidity requirements for at least the next twelve months.

Historically, our sources of cash have included the sale of equity securities, debt financings and cash generated from operations, primarily from the collection of accounts receivable resulting from product sales. Our historical cash outflows have primarily been associated with cash payments to service our debt, in addition to cash used for operating activities, such as the purchase and growth of inventory, expansion of our sales, marketing, research and development activities, and other working capital needs; and expenditures related to equipment and improvements used to increase our manufacturing capacity, to improve our manufacturing efficiency, and for overall facility expansion. If our sources of cash are insufficient to satisfy our liquidity requirements, however, we may seek to sell additional equity or make additional borrowings under a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Initial Public Offering

On February 19, 2019, we closed our IPO in which we sold 5,000,000 shares of common stock, at a public offering price of $14.00 per share, for aggregate gross proceeds of $70.0 million. The net offering proceeds to us, after deducting underwriting discounts and commissions of $4.9 million and offering expenses of $4.1 million, were $61.0 million. See Note 1 to our unaudited financial statements included elsewhere in this Quarterly Report for more information.

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

In connection with the Credit Agreement and the close of the first draw in March 2017, we issued to OrbiMed warrants to purchase 106,617 shares of Series AA convertible preferred stock at an exercise price of $4.45 per share. Each warrant is exercisable for a period of ten years from the date of issuance and may be exercised on a cashless basis in whole or in part. Upon the closing of our IPO, the OrbiMed warrants automatically converted into warrants to purchase common stock.

As of March 31, 2019, we have borrowed and have outstanding $20.0 million of debt under the Credit Agreement. As of March 31, 2019, we have recorded a long-term debt obligation of $20.1 million for the Credit Agreement, which includes borrowings outstanding of $20.0 million and accrued PIK interest of $0.8 million, net of debt discount of $0.7 million.

Historical Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,547)	$(5,072)
Investing activities	(80)	(122)
Financing activities	63,667	11
Net increase (decrease) in cash, cash equivalents and restricted cash	$55,040	$(5,183)

Operating Activities

Net cash used in operating activities was $8.5 million for the three months ended March 31, 2019, reflecting a net loss of $8.4 million and net changes in operating assets and liabilities of $1.6 million, partially offset by non-cash charges of $1.4 million primarily for stock-based compensation expense. Net cash used in operating activities was $5.1 million for the three months ended March 31, 2018, reflecting a net loss of $6.6 million and net changes in operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $1.0 million primarily for stock-based compensation expense and a change in assets and liabilities held at fair value.

Investing Activities

Net cash used in investing activities was $0.1 million for each of the three months ended March 31, 2019 and 2018, and resulted from the purchase of equipment and furniture.

Financing Activities

Net cash provided by financing activities totaling $63.7 million for the three months ended March 31, 2019 was primarily due to $65.1 million of proceeds, net of underwriting discounts and commissions received from our IPO, offset by deferred offering costs of $1.4 million. Net cash provided by financing activities totaling $11 thousand for the three months ended March 31, 2018 and was primarily due to proceeds from the exercise of common stock options, offset by payments for asset purchase obligations.

Contractual Obligations and Commitments

There have been no significant changes in contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 21, 2019.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. The most significant assumptions used in the financial statements are the underlying assumptions used in revenue recognition, product warranties, inventory valuation and valuing share-based compensation, including the fair value of our common stock in periods before our IPO. We base estimates and assumptions on historical experience when available and on various factors that it determined to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10‑K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates as disclosed therein, with the exception of our adoption of recent accounting pronouncements, as discussed below.

Recent Accounting Pronouncements

We adopted ASC 606, “Revenue Recognition – Revenue from Contracts with Customers” and its related amendments, in addition to Accounting Standards Update (ASU) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” and ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” effective January 1, 2019. See Notes 2 and 3 to our unaudited financial statements included elsewhere in this Quarterly Report for more information.

Emerging Growth Company Status

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, could cause our actual results to differ materially from those in these forward-looking statements. There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

Issuances of Common Stock and Options to Purchase Common Stock

From January 1, 2019 through the filing of our Registration Statement on Form S-8 on February 15, 2019, we granted stock options under our 2012 Stock Incentive Plan, as amended, to purchase up to an aggregate of 639,198 shares of our common stock to our employees, directors, and consultants, having an exercise price of $12.73 per share. From January 1, 2019 through the filing of our Registration Statement on Form S-8 on February 15, 2019, an aggregate of 318 shares of our common stock were issued upon the exercise of options, at exercise prices ranging from $2.14 to $3.69 per share, for aggregate proceeds to us of approximately $702.

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

(b) Use of Proceeds

On February 19, 2019, we closed our initial public offering, or IPO, pursuant to a registration statement on Form S-1 (File No. 333-229306), which the SEC declared effective on February 13, 2019. In the IPO, we issued and sold 5,000,000 shares of common stock at a public offering price of $14.00 per share, for aggregate gross proceeds to us of $70.0 million. The net offering proceeds to us, after deducting underwriting discounts and commissions of $4.9 million and estimated offering expenses of approximately $4.1 million, were approximately $61.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC acted as joint book-running managers of our IPO. Cowen and Company, LLC, Guggenheim Securities, LLC and SVB Leerink LLC acted as the co-managers for the IPO.

There has been no material change in the use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated February 13, 2019 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on February 14, 2019.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	000-32353	3.1	2/19/2019

3.2	Amended and Restated Bylaws of the registrant.	8-K	000-32353	3.2	2/19/2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEDRO, INC.

Date: May 9, 2019	By:	/s/ Reza Zadno
Reza Zadno
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Thomas E. Griffin
Thomas E. Griffin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)