Form 10-Q
period 2019-06-30
AVEDRO INC
filed 2019-08-08
CIK 1343304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 17,135,084 shares of common stock, $0.00001 par value per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Avedro, Inc.

Condensed Balance Sheets

(amounts in thousands except share data)

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$57,838	$9,769
Accounts receivable, net (a)	11,603	4,725
Inventories	4,922	4,259
Prepaid expenses and other current assets	2,368	1,919
Total current assets	76,731	20,672
Equipment and furniture, net	1,348	1,524
Restricted cash	551	551
Deferred offering costs	—	2,829
Other assets	322	291
Total assets	$78,952	$25,867
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,974	$2,126
Accrued expenses and other current liabilities	5,002	5,366
Current portion of license obligation	—	250
Deferred revenue	771	688
Total current liabilities	7,747	8,430
Deferred revenue	34	12
Long-term debt obligations	20,313	19,939
Derivative and warrant liability	393	2,206
Other non-current liabilities	424	445
Total liabilities	$28,911	$31,032
Commitments and contingencies (Note 6)
Convertible preferred stock:
Series AA convertible preferred stock, $0.00001 par value; authorized shares zero and 32,650,000 at June 30, 2019 and December 31, 2018, respectively; issued and outstanding shares zero and 7,161,719 at June 30, 2019 and December 31, 2018, respectively; no liquidation preference at June 30, 2019	—	31,852
Series BB convertible preferred stock, $0.00001 par value; authorized shares zero and 5,950,000 at June 30, 2019 and December 31, 2018, respectively; issued and outstanding zero and shares 1,332,708 at June 30, 2019 and December 31, 2018, respectively; no liquidation preference at June 30, 2019	—	11,789
Series CC convertible preferred stock, $0.00001 par value; authorized shares zero and 9,529,571 and zero at June 30, 2019 and December 31, 2018, respectively; issued and outstanding shares zero and 2,141,467 at June 30, 2019 and December 31, 2018, respectively; no liquidation preference at June 30, 2019	—	24,782
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 and zero shares authorized at June 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; authorized shares 200,000,000 and 66,905,000 at June 30, 2019 and December 31, 2018, respectively; issued and outstanding shares 17,133,849 and 1,412,003 at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	242,270	108,532
Accumulated deficit	(192,231)	(182,122)
Total stockholders’ equity (deficit)	50,041	(73,588)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$78,952	$25,867

(a)	Includes $581 and $573 from related parties as of June 30, 2019 and December 31, 2018, net of allowance of $162 and $198, respectively

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Condensed Statements of Operations

(amounts in thousands except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue (a)	$10,289	$6,295	$19,062	$11,449
Cost of goods sold (b)	2,781	2,744	5,065	5,362
Gross profit	7,508	3,551	13,997	6,087
Operating expenses:
Selling, general and administrative	10,467	6,528	20,688	11,816
Research and development	3,901	2,755	8,186	5,709
Total operating expenses	14,368	9,283	28,874	17,525
Loss from operations	(6,860)	(5,732)	(14,877)	(11,438)
Other expense:
Interest income	342	59	537	65
Interest expense	(706)	(666)	(1,406)	(1,293)
Other expense, net	(204)	(162)	(35)	(469)
Total other expense, net	(568)	(769)	(904)	(1,697)
Net loss	$(7,428)	$(6,501)	$(15,781)	$(13,135)
Net loss per share of common stock, basic and diluted	$(0.43)	$(4.63)	$(1.24)	$(9.47)
Weighted average shares of common stock used to compute net loss per share, basic and diluted	17,110,507	1,404,598	12,763,822	1,386,357

(a)	Includes related party activity of $547 and $421 for the three months ended June 30, 2019 and 2018 and $1,127 and $933 for the six months ended June 30, 2019 and 2018, respectively
(b)	Includes related party activity of $98 and $41 for the three months ended June 30, 2019 and 2018, and $210 and $167 for the six months ended June 30, 2019 and 2018, respectively

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(amounts in thousands except share data)

(unaudited)

	Convertible Preferred Stock $0.00001 Par Value						Common Stock		Additional		Total
	Series AA		Series BB		Series CC		$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2018	7,161,719	$31,852	1,332,708	$11,789	—	$—	1,402,515	$2	$107,938	$(163,634)	$(55,694)
Issuance of Series CC convertible preferred stock, net of issuance costs	—	—	—	—	2,141,467	24,782	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	5,737	—	8	—	8
Share-based compensation	—	—	—	—	—	—	—	—	131	—	131
Net loss	—	—	—	—	—	—	—	—	—	(6,501)	(6,501)
Balance at June 30, 2018	7,161,719	$31,852	1,332,708	$11,789	2,141,467	$24,782	1,408,252	$2	$108,077	$(170,135)	$(62,056)

Balance at March 31, 2019	—	$—	—	$—	—	$—	17,066,926	$2	$241,073	$(184,803)	$56,272
Exercise of common stock options	—	—	—	—	—	—	58,577	—	104	—	104
Share-based compensation	—	—	—	—	—	—	—	—	1,093	—	1,093
Vesting of restricted stock units	—	—	—	—	—	—	1,157	—	—	—	—
Exercise of common stock warrant	—	—	—	—	—	—	7,189	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(7,428)	(7,428)
Balance at June 30, 2019	—	$—	—	$—	—	$—	17,133,849	$2	$242,270	$(192,231)	$50,041

	Convertible Preferred Stock $0.00001 Par Value						Common Stock		Additional		Total
	Series AA		Series BB		Series CC		$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	7,161,719	$31,852	1,332,708	$11,789	—	$—	1,363,050	$2	$107,478	$(157,000)	$(49,520)
Issuance of Series CC convertible preferred stock, net of issuance costs	—	—	—	—	2,141,467	24,782	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	45,202	—	62	—	62
Share-based compensation	—	—	—	—	—	—	—	—	537	—	537
Net loss	—	—	—	—	—	—	—	—	—	(13,135)	(13,135)
Balance at June 30, 2018	7,161,719	$31,852	1,332,708	$11,789	2,141,467	$24,782	1,408,252	$2	$108,077	$(170,135)	$(62,056)

Balance at December 31, 2018	7,161,719	$31,852	1,332,708	$11,789	2,141,467	$24,782	1,412,003	$2	$108,532	$(182,122)	$(73,588)
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	5,672	5,672
Exercise of common stock options	—	—	—	—	—	—	61,562	—	112	—	112
Share-based compensation	—	—	—	—	—	—	—	—	2,343	—	2,343
Issuance of common stock in connection with initial public offering, net of issuance costs of $8,975	—	—	—	—	—	—	5,000,000	—	61,025	—	61,025
Conversion of convertible preferred stock into common stock	(7,161,719)	(31,852)	(1,332,708)	(11,789)	(2,141,467)	(24,782)	10,635,894	—	68,423	—	68,423
Reclassification of a warrant to purchase shares of convertible preferred stock into a warrant to purchase common stock	—	—	—	—	—	—			1,835	—	1,835
Vesting of restricted stock units	—	—	—	—	—	—	15,049	—	—	—	—
Exercise of common stock warrant	—	—	—	—	—	—	9,341	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(15,781)	(15,781)
Balance at June 30, 2019	—	$—	—	$—	—	$—	17,133,849	$2	$242,270	$(192,231)	$50,041

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,781)	$(13,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	343	330
Noncash interest expense	374	284
Change in assets and liabilities held at fair value (Note 5)	22	460
Bad debt expense	(36)	—
Share-based compensation	2,343	537
Other non-cash reconciling items	—	5
Changes in assets and liabilities:
Accounts receivable	(1,361)	(1,349)
Prepaid expenses and other current assets	(271)	189
Inventories	(656)	(157)
Accounts payable and accrued expenses	1,120	(151)
Deferred revenue	(7)	288
Other non-current assets and liabilities	85	(4)
Net cash used in operating activities	(13,825)	(12,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(171)	(142)
Net cash used in investing activities	(171)	(142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series CC convertible preferred stock	—	24,782
Proceeds from initial public offering, net of underwriting discounts and commissions	65,100	—
Proceeds from the exercise of common stock options	112	62
Initial public offering costs	(2,847)	—
Payment for asset purchase obligation	(281)	(65)
Principal payments on capital lease obligation	(19)	(18)
Net cash provided by financing activities	62,065	24,761
Increase in cash, cash equivalents and restricted cash	$48,069	$11,916
Cash, cash equivalents and restricted cash—beginning of period	$10,320	$9,401
Cash, cash equivalents and restricted cash—end of period	$58,389	$21,317
Cash paid for interest	$1,032	$1,009
Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible preferred stock to common stock	$68,423	$—
Conversion of convertible preferred stock warrants to common stock warrants	$1,835	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Notes to Condensed Financial Statements (Unaudited)

(Amounts in thousands, except share and per share amounts)

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

As of June 30, 2019, the Company has devoted the majority of its efforts to business planning, research and development, starting up production, developing markets, raising capital, recruiting management and technical staff and commercializing its newly approved products in the United States.

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

Changes in Presentation

Changes have been made to the prior period presentation in the condensed balance sheets to conform to the current period presentation. Amounts previously classified as deferred rent are now included in other non-current liabilities.

Reverse Stock Split

On January 31, 2019, the Company’s board of directors and stockholders approved an amended and restated certificate of incorporation to, among other things, effect a reverse split on the outstanding shares of the Company’s common stock and convertible preferred stock on a one-for-4.45 basis (the “Reverse Stock Split”). The Reverse Stock Split became effective on February 1, 2019 and has been shown on a retroactive basis within all periods presented. The par values of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split.

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

Liquidity

The Company has had recurring losses from operations since inception and has an accumulated deficit of $192,231 at June 30, 2019, and incurred net losses of $15,781 and $13,135 for the six months ended June 30, 2019 and 2018, respectively. Prior to the Company’s IPO, the Company had funded its operations principally from issuances of preferred stock, debt financings, and product and service sales. At June 30, 2019, the Company had $57,838 of unrestricted cash and cash equivalents. The Company expects the cash balance at June 30, 2019 will be sufficient to fund operations for a period of at least twelve months from the date the financial statements are issued.

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

There were no transfers between Levels 1, 2, and 3 during the six months ended June 30, 2019 and 2018.

The Company has liabilities classified as Level 3 that are measured by management at fair value on a quarterly basis as described in Note 7, “Long-Term Debt,” and Note 9, “Warrants,” respectively. See Note 5, “Fair Value Measurements,” for additional information.

Restricted Cash

The Company had restricted cash of $551 at June 30, 2019 and December 31, 2018. $351 of the balance at June 30, 2019 and December 31, 2018 related to two irrevocable standby letters of credit in relation to the Company’s office lease agreements. Each letter of credit names the lessor as the beneficiary and is required to fulfill lease requirements in the event the Company should default on office lease obligations. $200 of the balance at June 30, 2019 and December 31, 2018 was held to collateralize the Company’s credit card.

Concentration of Credit Risk and Significant Customers

Cash, cash equivalents and accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk.

At June 30, 2019 and December 31, 2018, the Company invested its excess cash in money market funds through a United States bank with high credit ratings. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash and cash equivalents to the extent recorded on the balance sheet. The Company has no financial instruments with off-balance sheet risk of loss. The Company has not experienced any significant losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

During the six months ended June 30, 2019 and 2018, the Company did not recognize revenue from any single customer over 10% of total revenues. At December 31, 2018, the Company had one customer with an accounts receivable balance greater than 10% of total accounts receivable. No such customer existed at June 30, 2019.

Convertible Preferred Stock

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. A deemed liquidation event will only occur upon a greater than 50% change in control or a sale of substantially all of the assets of the Company and will be a redemption event subject to election by the holders of at least 70% of the then outstanding shares of convertible preferred stock, voting together as a single class on an as-converted basis. As the redemption event is outside the control of the Company, all shares of convertible preferred stock have been presented outside of permanent equity. As of December 31 2018, it was not probable that such redemption would occur. Upon closing of the Company’s IPO on February 19, 2019, each share of convertible preferred stock automatically converted into shares of common stock at a conversion rate of one preferred share to one common share for each series of convertible preferred stock.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of January 1, 2019 or June 30, 2019.

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

The performance obligations in the contracts for the delivery of these products may include medical devices, single dose pharmaceuticals, extended warranty service contracts and a customer option to purchase a single dose pharmaceutical in the future at a discount. The Company has, for a limited time, a program that offers a future discount on purchases subject to the customer meeting certain requirements, including one specifically related to the application for insurance reimbursement. The Company concluded the option to purchase a future dose at a discount is a material right and therefore constitutes a performance obligation. The Company provides a twelve month warranty on medical devices sold in the United States and warrants to the customer that such devices will be free from defects in materials and workmanship under normal use and conditions. The Company also warrants that single dose pharmaceuticals will be free from defects in materials and workmanship, for one use, during the period up to, but not beyond, the sterility expiration for such product. These standard warranty provisions are assurance warranties accounted for as a cost accrual and not a separate performance obligation.

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

The performance obligations in these contracts may include medical devices or single dose pharmaceuticals. The medical devices are generally covered by a warranty of fifteen months following shipment or twelve months following installation at the end-customer site, and single dose pharmaceuticals are shipped with a minimum shelf life remaining until their sterility expiration, which is generally six to twelve months. These standard warranty provisions are assurance warranties accounted for as a cost accrual and not a separate performance obligation. The Company does not offer extended warranty service contracts to its distributors as all devices are serviced directly by the distributor.

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

Product Warranty

Internationally, medical devices sold are covered by a standard warranty for the shorter of fifteen months following shipment or twelve months following installation. Medical devices sold within the United States are covered by a standard warranty for twelve months following installation. The Company records its estimated contractual obligations at the time of shipment since installations are generally within thirty days of shipment and returns are not accepted. The Company considers the twelve-month rolling average of actual warranty claims associated with its medical devices and related single dose pharmaceuticals when determining the warranty accrual estimate. The estimates and assumptions used in developing the accrual estimate as of June 30, 2019 were consistent with prior periods.

Changes in the product warranty accrual, included as part of accrued expenses, during the six months ended June 30, 2019 consisted of the following:

Balance at December 31, 2018	$158
Accruals for warranties issued during the period	18
Settlements	(49)
Balance at June 30, 2019	$127

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”) which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The adoption of this ASU included updates as provided under ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date;” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The Company adopted the provisions of ASC 606 using the modified retrospective method effective January 1, 2019. See Notes 2 and 3 for further discussion of the effects of this standard on the Company’s financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on a retrospective basis on January 1, 2018. The adoption resulted in an increase to cash, cash equivalents and restricted cash of $551 in the statement of cash flows for the six months ended June 30, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect ASU 2016-02 will have on its financial statements.

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

The following tables disaggregate the Company’s revenue from contracts with customers by geographic region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$8,196	79.7%	$4,034	64.1%	$14,707	77.2%	$7,228	63.1%
Asia	892	8.7%	1,064	16.9%	1,752	9.2%	1,954	17.1%
Europe	516	5.0%	468	7.4%	1,253	6.6%	1,091	9.5%
Americas (outside the United States)	271	2.6%	227	3.6%	496	2.6%	369	3.2%
Middle East	306	3.0%	355	5.6%	644	3.4%	549	4.8%
Other	108	1.0%	147	2.4%	210	1.0%	258	2.3%
Total revenues	$10,289	100.0%	$6,295	100.0%	$19,062	100.0%	$11,449	100.0%

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of June 30, 2019:

		As of June 30,
		2019
Balances from contracts with customers only:
Accounts receivable		$11,603
Deferred revenue		805

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Revenue recognized in the period relating to:
The beginning deferred revenue balance	$410	$817
Changes in pricing related to products or services satisfied in previous periods	—	—
Impairment losses on receivables	—	—

Transaction Price Allocated to Future Performance Obligations

The Company’s future performance obligations primarily relate to customers’ right to a future discount on single dose pharmaceutical purchases in the United States, and, to a lesser extent, extended warranty service contracts. At June 30, 2019, $634 of transaction price was allocated to the customers’ right to a future discount and is expected to be recognized when the customer elects to utilize the discount, which is generally within a year, and $114 was allocated to extended warranty service contracts, of which $34 is expected to be recognized in greater than one year.

Costs to Obtain or Fulfill a Customer Contract

As of June 30, 2019, capitalized contract acquisition costs were $225, including a current balance of $146 and a non-current balance of $79. The Company recognized $51 and $99 of amortization of capitalized commission costs during the three and six months ended June 30, 2019, respectively. There were no impairments to capitalized costs to obtain a contract recorded during the period.

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2019 was recorded as an adjustment to accumulated deficit as of the adoption date. The following table shows the adjustments made to accounts in the condensed balance sheet as of January 1, 2019 as a result of adopting the new guidance. The table also compares the reported condensed balance sheet accounts as of June 30, 2019 that were impacted by the new guidance to pro forma balance sheet amounts had the previous guidance been in effect.

	As Reported (1)	Adjustments (2)	As Adjusted	As Reported (3)	Adjustments	Pro forma (4)
	12/31/2018	1/1/2019	1/1/2019	6/30/2019	6/30/2019	6/30/2019
Assets
Accounts receivable (a)	$4,725	$5,481	$10,206	$11,603	$—	$11,603
Prepaid expenses and other current assets (b)	1,919	178	2,097	2,368	(146)	2,222
Total current assets	20,672	5,659	26,331	76,731	(146)	76,585
Other assets (b)	291	125	416	322	(79)	243
Total Assets	$25,867	$5,784	$31,651	$78,952	$(225)	$78,727
Liabilities and stockholders' equity (deficit)
Accrued expenses and other current liabilities	5,366	—	5,366	5,002	34	5,036
Deferred revenue (c)	688	112	800	771	242	1,013
Total current liabilities	8,430	112	8,542	7,747	276	8,023
Accumulated deficit	(182,122)	5,672	(176,450)	(192,231)	(501)	(192,732)
Total stockholders' equity (deficit)	(73,588)	5,672	(67,916)	50,041	(501)	49,540
Total liabilities and stockholders' equity (deficit)	$25,867	$5,784	$31,651	$78,952	$(225)	$78,727

(1)

Financial statement amounts as reported in the Company's balance sheet as of December 31, 2018. Financial statement amounts that are not shown on the above table were not impacted by the adoption of ASC 606.

(2)	Adjustments made on January 1, 2019 to adopt ASC 606.
(3)

Financial statement amounts as reported in the interim condensed balance sheet as of June 30, 2019. Financial statement amounts that are not shown on the above table were not impacted by the adoption of the adoption of ASC 606.

(4)	Pro forma balance sheet amounts that would have been reported as of June 30, 2019 had the Company applied the previous guidance under ASC 605.
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

The following summarizes the significant changes on the Company’s condensed statement of operations for the three and six months ended June 30, 2019 as a result of the adoption of ASC 606 on January 1, 2019 compared to if the Company had continued to recognize revenue under ASC 605:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019			2019
	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect
Revenue (a)	$10,289	$2,343	$12,632	$19,062	$5,126	$24,188
Gross profit	7,508	2,343	9,851	13,997	5,126	19,123
Selling, general and administrative (b)	10,467	(17)	10,450	20,688	(45)	20,643
Total operating expenses	14,368	(17)	14,351	28,874	(45)	28,829
Loss from operations	(6,860)	2,360	(4,500)	(14,877)	5,171	(9,706)
Net loss	$(7,428)	$2,360	$(5,068)	$(15,781)	$5,171	$(10,610)
Net loss per share of common stock, basic and diluted	$(0.43)	$0.13	$(0.30)	$(1.24)	$0.41	$(0.83)

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

The following summarizes the significant changes on the Company’s condensed statement of cash flow for the six months ended June 30, 2019 as a result of the adoption of ASC 606 on January 1, 2019 compared to if the Company had continued to recognize revenue under ASC 605:

	Six Months Ended June 30,
	2019
Statement of Cash Flows	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect
Net loss	$(15,781)	$5,171	$(10,610)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Accounts receivable	(1,361)	(5,481)	(6,842)
Prepaid expenses and other current assets	(271)	(32)	(303)
Accounts payable and accrued expenses	1,120	34	1,154
Deferred revenue	(7)	354	347
Other non-current assets and liabilities	85	(46)	39
Net cash used in operating activities	$(13,825)	$—	$(13,825)

The adoption of ASC 606 had no net impact on the Company’s cash used in or provided by operating, investing or financing activities.

4. Condensed Balance Sheet Components

Inventories

Inventories consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
Raw materials	$2,791	$2,688
Finished goods	2,131	1,571
Total inventories	$4,922	$4,259

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
Prepaid suppliers	$279	$503
Prepaid rent	112	107
Prepaid insurance	684	65
Prepaid prescription drug user fee	155	465
Prepaid license fees	270	226
Prepaid clinical studies	172	154
Prepaid other expenses	696	399
Total prepaid expenses and other current assets	$2,368	$1,919

Equipment and Furniture, Net

Equipment and furniture, net consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
Machinery and lab equipment	$1,616	$1,478
Medical devices used for internal purposes	922	929
Computer software	238	215
Office furniture and equipment	424	423
Computer hardware	373	361
Total equipment and furniture	3,573	3,406
Less: accumulated depreciation	(2,225)	(1,882)
Equipment and furniture, net	$1,348	$1,524

Depreciation expense for the three months ended June 30, 2019 and 2018 was $169 and $161, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $343 and $330, respectively.

Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
Accrued compensation	$2,850	$2,836
Accrued warranty	127	158
Accrued inventory	74	33
Accrued professional services	413	1,421
Accrued reimbursement hub costs	486	264
Accrued sales tax	68	75
Accrued other	984	579
Total accrued expenses and other current liabilities	$5,002	$5,366

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

Recurring Fair Value Measurements

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2019
Assets
Cash equivalents	$56,002	$56,002	$—	$—
	$56,002	$56,002	$—	$—
Liabilities
Derivative liability	$393	—	—	393
	$393	$—	$—	$393

December 31, 2018
Assets
Cash equivalents	$8,164	$8,164	$—	$—
	$8,164	$8,164	$—	$—
Liabilities
Warrant liability	$1,800	$—	$—	$1,800
Derivative liability	$406	—	—	406
	$2,206	$—	$—	$2,206

Cash Equivalents

Cash equivalents consist of money market funds with an original maturity of three months or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair value. At June 30, 2019 and December 31, 2018, the Company held $56,002 and $8,164 of cash equivalents, respectively, all of which were invested in money market funds.

Warrant Liability

The warrant liability represented the liability for warrants to purchase shares of Series AA convertible preferred stock issued in connection with the Company’s long-term debt (see Note 9, “Warrants”). The fair value of the Series AA convertible preferred stock warrants was determined using the Black-Scholes model, a form of an option pricing model. Upon closing of the Company’s IPO on February 19, 2019, all warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants were as follows:

	As of February 19,	As of December 31,
	2019	2018
Risk-free interest rate	2.5% - 2.6%	2.5% - 3.0%
Expected volatility	60.2% - 61.4%	57.6% - 62.4%
Expected term (in years)	5.6 - 8.1	5.7 - 9.0
Expected dividend yield	0.0%	0.0%

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

Fair Value of Underlying Shares. The fair value of the underlying convertible preferred stock was determined by the board of directors, with input from management and the assistance of a third-party valuation specialist, by determining the equity value of the Company and then allocating this value among the different classes of equity securities based on their respective rights and individual characteristics. The equity value was determined using three different methods, which includes back-solving overall equity value to the price paid by recent financing transactions, a probability-weighted expected return method, and also using a combination of the market-based approach and the income approach. The fair value of the Company’s equity value was then allocated to various securities within the Company’s capital structure by applying an option pricing method. The option pricing method estimates the fair value of each class of security based on the potential to profit from the upside of the business, while taking into account the unique characteristics of each class of security.

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

The fair value of the underlying common stock used to calculate the fair value of the converted warrants reclassified from liability to equity was determined by the close price of the common stock as of the conversion date of February 19, 2019.

Changes in the fair value of the warrant liability, for which fair value is determined using Level 3 inputs were as follows:

Balance at December 31, 2018	$1,800
Change in fair value of warrant liability	35
Reclassification of a warrant liability to equity	(1,835)
Balance at June 30, 2019	$—

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

The estimated fair value of the derivative liability was determined using a probability-weighted discounted cash flow model that includes the principal, prepayment fees and interest payments under scenarios of a change in control, other than a qualified initial public offering prior to the debt maturity. The following inputs were estimated by management: (i) the probability of a change of control event; (ii) the timing of a change of control event; and (iii) the discount rate. At June 30, 2019, the Company assumed a 17% discount rate, and a probability for a change in control event during the twelve months ending March 19, 2020 and 2021 ranging between 5% and 20%.

Changes in the fair value of the derivative liability, for which fair value is determined using Level 3 inputs were as follows:

Balance at December 31, 2018	$406
Change in fair value	(13)
Balance at June 30, 2019	$393

6. Commitments and Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation as the Company operates in an industry susceptible to legal disputes. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred. The Company is not currently a party to any legal proceedings.

7. Long-Term Debt

Long-term debt, net, is comprised of the following:

	As of June 30,	As of December 31,
	2019	2018
Principal amount outstanding	$20,000	$20,000
PIK Interest	941	657
Unamortized discount	(433)	(495)
Unamortized issue costs	(195)	(223)
Net carrying amount	$20,313	$19,939

As of June 30, 2019 and December 31, 2018, the Company had borrowed and had outstanding $20,000 of debt under the 2017 Credit Agreement, maturing on March 20, 2022 (the “Maturity Date”). The 2017 Credit Agreement requires payment of interest only until maturity at the rate of 10% per annum (the “Applicable Margin”). Additional interest (“PIK”) accrues at the per annum rate equal to the higher of (i) the three-month LIBOR rate and (ii) 1.00%. Such PIK interest is added to the outstanding principal amount of the loans until the maturity date. The outstanding loan balance plus accrued PIK interest is due in one lump sum payment on the Maturity Date.

The Company’s obligations under the 2017 Credit Agreement are secured by a security interest in substantially all of its assets. Other than a minimum liquidity requirement of $3,000, there are no financial covenants contained in the 2017 Credit Agreement and the Company is in compliance with the affirmative and restrictive covenants as of June 30, 2019.

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

The Company has reserved for future issuance the following number of shares of common stock on a fully diluted and as-converted basis:

	As of June 30,	As of December 31,
	2019	2018
Conversion of Series AA convertible preferred stock	—	7,161,719
Conversion of Series BB convertible preferred stock	—	1,332,708
Conversion of Series CC convertible preferred stock	—	2,141,467
Options to purchase common stock	3,183,003	2,490,767
Vesting of restricted stock units to common stock	306,655	18,522
Employee stock purchase plan	350,000	—
Remaining shares available for issuance	2,187,062	104,828
Warrants to purchase convertible preferred stock	—	174,032
Warrants to purchase common stock	193,603	28,949
Total	6,220,323	13,452,992

9. Warrants

Upon the closing of the Company’s IPO, all of the outstanding warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase shares of common stock.

The following represents a summary of the warrants outstanding at each of the dates identified:

				Outstanding at
	Issued	Classification	Exercisable for	June 30, 2019
1	2015	Equity	Common stock	19,571
2	2015	Equity	Common stock	67,415
3	2017	Equity	Common stock	106,617

				Outstanding at
	Issued	Classification	Exercisable for	December 31, 2018
1	2015	Equity	Common stock	28,949
2	2015	Liability	Series AA convertible preferred stock	67,415
3	2017	Liability	Series AA convertible preferred stock	106,617

1	Exercisable through November 5, 2021 at $0.05 per share.
2	Exercisable through September 11, 2024, at $4.45 per share.
3	Exercisable through March 20, 2027, at $4.45 per share.

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

2019 Employee Stock Purchase Plan

In January 2019, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). The 2019 ESPP became effective on the effective date of the IPO. The maximum number of shares of common stock that may be issued under the ESPP is 350,000 shares. Additionally, the number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year and (2) 500,000 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). The 2019 ESPP became active on June 14, 2019 upon approval by the plan administrator, the Company’s board of directors. Each offering has a two-year period (the “Offering Period”) and each Offering Period has four six-month purchase periods (the “Purchase Period”). The purchase price of the stock is equal to 85% of the lesser of the market value of such shares on the first day of the Plan Period or the last day of the Purchase Period.

Stock Options

The following table summarizes information related to stock options outstanding as of June 30, 2019:

	Number of Options	Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and expected to vest at June 30, 2019	3,183,003	$5.56	8.6	$1,265
Exercisable at June 30, 2019	1,404,531	$3.06	8.0	$1,024

Unrecognized compensation expense related to outstanding options was $6,508 at June 30, 2019, which is expected to be recognized as expense over approximately 2.4 years.

Restricted Stock Units

Unrecognized compensation expense relating to restricted stock units was $5,955 at June 30, 2019, which is expected to be recognized as expense over approximately 3.7 years.

Share-Based Compensation Expense

The following table shows stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense by type of award:
Restricted stock units	$107	$—	$146	$—
Stock options	986	131	2,197	537
Total stock-based compensation included in costs and expenses	$1,093	$131	$2,343	$537

Stock-based compensation expense by line item:
Cost of goods sold	$32	$10	$65	$23
Selling, general and administrative	874	88	1,884	425
Research and development	187	33	394	89
Total stock-based compensation included in costs and expenses	$1,093	$131	$2,343	$537

11. Net Loss Per Share

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of June 30,	As of December 31,
	2019	2018
Series AA convertible preferred stock	—	7,161,719
Series BB convertible preferred stock	—	1,332,708
Series CC convertible preferred stock	—	2,141,467
Outstanding stock options	3,183,003	2,490,767
Unvested restricted stock units	306,655	18,522
Outstanding Series AA convertible preferred stock warrants	—	174,032
Outstanding common stock warrants	193,603	28,949
Total	3,683,261	13,348,164

12. Related Party Transactions

The Company has a customer that is also a stockholder. During the three months ended June 30, 2019 and 2018, the Company recorded revenue related to this customer of $465 and $404, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded revenue related to this customer of $934 and $902, respectively. The accounts receivable balance from this customer as of June 30, 2019 and December 31, 2018 was $415 and $561, respectively.

The Company has a customer that is also a stockholder and employee. During the three months ended June 30, 2019 and 2018, the Company recorded revenue related to this customer of $82 and $17, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded revenue related to this customer of $193 and $31, respectively. The accounts receivable balance from this customer as of June 30, 2019 and December 31, 2018 was $166 and $12, respectively.

The Company also entered into a lending arrangement in March 2017 with a lender who is affiliated with a stockholder. See Note 7, “Long-term Debt” for further details.

13. Subsequent Event

On August 7, 2019, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Glaukos Corporation (“Glaukos”) and Atlantic Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Glaukos (“Merger Sub”), pursuant to which, among other things, the Company will be merged with and into Merger Sub, with the Company surviving as a wholly owned subsidiary of Glaukos (the “Merger”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, which has been approved by the boards of directors of Glaukos and the Company, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective

Time (other than shares of the Company’s common stock owned by Glaukos, Merger Sub or the Company or any direct or indirect, wholly owned subsidiary of the Company or Glaukos) will be converted into the right to receive 0.365 shares of Glaukos common stock. The Company currently expects the Merger to close by the end of 2019, subject to customary closing conditions and regulatory approvals, including the approval of stockholders of the Company.

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

We sell our products primarily to ophthalmologists, hospitals and ambulatory surgery centers, or ASCs. The physicians primarily involved in corneal cross-linking are ophthalmologists who are either corneal specialists or trained in refractive procedures. According to Market Scope estimates, there are approximately 1,100 corneal refractive centers in the United States. Of these centers, we estimate there are approximately 800 centers in which a majority of cataract and refractive surgeons, as well as corneal specialists who treat keratoconus, are located. As of June 30, 2019, our KXL systems were placed in 332 centers. If we are able to obtain FDA approval for our Mosaic system and its associated drug formulations for the treatment of presbyopia, we expect to leverage our existing sales force to cross-sell our KXL and Mosaic systems and their respective drug formulations, as they share the same target customers. In addition to the approximately 800 centers we are targeting for keratoconus, we expect to sell the Mosaic system and its associated drug formulations, if approved, to the remaining 300 corneal refractive centers that focus exclusively on refractive procedures. Outside the United States, we sell our products through a broad network of distribution partners located in markets where we see the greatest potential for corneal cross-linking procedures.

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

On February 19, 2019, we closed our initial public offering, or IPO, of common stock, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of approximately $61.0 million after deducting underwriting discounts and other offering costs. To date, we have financed our operations primarily through sales of our convertible preferred stock, debt financings, sales of our proprietary Photrexa formulations and our KXL system, and proceeds received from our IPO. We have devoted substantially all of our resources to the research, development and engineering of our products, seeking regulatory approval of our products and the commercial launch of our KXL system and its associated drug formulations. For the three months ended June 30, 2019 and 2018, we generated revenue of $10.3 million and $6.3 million, respectively. For the six months ended June 30, 2019 and 2018, we generated revenue of $19.1 million and $11.4 million, respectively. For the three months ended June 30, 2019 and 2018, we had net losses of $7.4 million and $6.5 million, respectively. For the six months ended June 30, 2019 and 2018, we had net losses of $15.8 million and $13.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $192.2 million.

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

Results of Operations

The following table shows our results of operations for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Revenue	$10,289	$6,295	$3,994	63.4%	$19,062	$11,449	$7,613	66.5%
Cost of goods sold	2,781	2,744	37	1.3%	5,065	5,362	(297)	(5.5%)
Gross profit	7,508	3,551	3,957	111.4%	13,997	6,087	7,910	129.9%
Gross margin	73.0%	56.4%			73.4%	53.2%
Operating expenses:
Selling, general and administrative	10,467	6,528	3,939	60.3%	20,688	11,816	8,872	75.1%
Research and development	3,901	2,755	1,146	41.6%	8,186	5,709	2,477	43.4%
Total operating expenses	14,368	9,283	5,085	54.8%	28,874	17,525	11,349	64.8%
Loss from operations	(6,860)	(5,732)	(1,128)	19.7%	(14,877)	(11,438)	(3,439)	30.1%
Total other expense, net	(568)	(769)	201	(26.1%)	(904)	(1,697)	793	(46.7%)
Net loss	$(7,428)	$(6,501)	$(927)	14.3%	$(15,781)	$(13,135)	$(2,646)	20.1%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$8,196	$4,034	$4,162	103.2%	$14,707	$7,228	$7,479	103.5%
Asia	892	1,064	(172)	(16.2)%	1,752	1,954	(202)	(10.3)%
Europe	516	468	48	10.3%	1,253	1,091	162	14.8%
Americas (outside the United States)	271	227	44	19.4%	496	369	127	34.4%
Middle East	306	355	(49)	(13.8)%	644	549	95	17.3%
Other	108	147	(39)	(26.5)%	210	258	(48)	(18.6)%
Total revenues	$10,289	$6,295	$3,994	63.4%	$19,062	$11,449	$7,613	66.5%

Revenue

Revenue for the three months ended June 30, 2019 increased by $4.0 million, or 63.4%, to $10.3 million as compared to $6.3 million for the three months ended June 30, 2018. The increase was the result of a $4.2 million, or 103.2%, increase in sales in the United States, offset by a $0.2 million, or 7.4%, decrease in sales outside of the United States.

The increase in revenue within the United States was primarily attributable to a $4.3 million increase in drug revenue, partially offset by a $0.1 million decrease in device revenue. Of the $4.3 million increase in drug revenue, $2.5 million of the increase was due to an increase in the average revenue per unit of single-use riboflavin drug formulations recognized upon shipment in 2019 due to our adoption of ASC 606, and $1.8 million of the increase was related to an increase in the volume of single-use riboflavin drug formulations sold. The decrease in U.S. device revenue was primarily due to a decrease in volume of device sales. We sold twelve KXL systems in the United States in the three months ended June 30, 2019 as compared to fourteen KXL systems in the three months ended June 30, 2018.

The decrease in revenue outside the United States for the three months ended June 30, 2019 was primarily attributable to a decrease in the volume of single-use riboflavin drug formulations sold.

Revenue for the six months ended June 30, 2019 increased by $7.7 million, or 66.5%%, to $19.1 million as compared to $11.4 million for the six months ended June 30, 2018. The increase was the result of a $7.5 million, or 103.5%, increase in sales in the United States, and a $0.2 million, or 3.2%, increase in sales outside of the United States.

The increase in revenue within the United States was primarily attributable to a $7.9 million increase in drug revenue, partially offset by a $0.4 million decrease in device revenue. Of the $7.9 million increase in drug revenue, $5.2 million of the increase was due to an increase in the average revenue per unit of single-use riboflavin drug formulations recognized upon shipment in 2019 due to our adoption of ASC 606, and $2.7 million of the increase was related to an increase in the volume of single-use riboflavin drug formulations sold. The decrease in U.S. device revenue was primarily due to a decrease in volume of device sales. We sold twenty KXL systems in the United States in the six months ended June 30, 2019 as compared to twenty-five KXL systems in the six months ended June 30, 2018.

The increase in revenue outside the United States for the six months ended June 30, 2019 was primarily attributable to an increase in the volume of single-use riboflavin drug formulations sold.

Cost of Goods Sold and Gross Margin

Our cost of goods sold for the three months ended June 30, 2019 increased by $0.1 million, or 1.3%, to $2.8 million as compared to $2.7 million for the three months ended June 30, 2018. The increase was primarily due to a decrease in scrap costs related to expired drug product. Gross profit for the three months ended June 30, 2019 increased $3.9 million as compared to the three months ended June 30, 2018, and gross margin increased from 56.4% during the three months ended June 30, 2018 to 73.0% during the three months ended June 30, 2019. This increase in gross margin was primarily due to an increase in the average revenue per unit of single-use riboflavin drug formulations, and, to a lesser extent, due to the scrap cost savings realized during the current period.

Our cost of goods sold for the six months ended June 30, 2019 decreased by $0.3 million, or 5.5%, to $5.1 million as compared to $5.4 million for the six months ended June 30, 2018. The decrease was primarily due to a decrease in scrap costs related to expired drug product. Gross profit for the six months ended June 30, 2019 increased $7.9 million as compared to the six months ended June 30, 2018, and gross margin increased from 53.2% during the six months ended June 30, 2018 to 73.4% during the six months ended June 30, 2019. This increase in gross margin was primarily due to an increase in the average revenue per unit of single-use riboflavin drug formulations, and, to a lesser extent, due to the scrap cost savings realized during the current period.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three months ended June 30, 2019 increased by $4.0 million, or 60.3%, to $10.5 million as compared to $6.5 million for the three months ended June 30, 2018. The increase was driven primarily by increased employee-related costs and professional fees to support our growing business and increased commercial efforts. We incurred increased personnel and related costs of $3.0 million, which includes a $0.8 million increase in stock-based compensation expense, and increased professional fees of $0.4 million for accounting, audit, legal and tax services. Additionally, U.S. reimbursement and payer support costs increased by $0.5 million for the quarter.

SG&A expenses for the six months ended June 30, 2019 increased by $8.9 million, or 75.1%, to $20.7 million as compared to $11.8 million for the six months ended June 30, 2018. The increase was driven primarily by increased employee-related costs and professional fees to support our growing business and increased commercial efforts. We incurred increased personnel and related costs of $5.6 million, which includes a $1.5 million increase in stock-based compensation expense, and increased professional fees of $1.7 million for accounting, audit, legal and tax services. Additionally, U.S. reimbursement and payer support costs increased by $1.4 million and marketing and advertising costs increased by $0.1 million for the six months ended June 30, 2019.

We expect SG&A costs to increase as we increase our headcount and expand personnel and services to support public company corporate governance requirements and our commercial growth.

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended June 30, 2019 increased by $1.1 million, or 41.6%, to $3.9 million as compared to $2.8 million for the three months ended June 30, 2018. R&D headcount increased, which resulted in a $0.3 million increase in personnel and related expenses. The increase was also due to $0.8 million of increased product development and clinical research costs.

R&D expenses for the six months ended June 30, 2019 increased by $2.5 million, or 43.4%, to $8.2 million as compared to $5.7 million for the six months ended June 30, 2018. R&D headcount increased, which resulted in a $0.9 million increase in personnel and related expenses. The increase was also due to $1.6 million of increased product development and clinical research costs.

Other Expense, Net

Other expense, net decreased by $0.2 million for the three months ended June 30, 2019, or 26.1%, as compared to the three months ended June 30, 2018. The decrease  was primarily due to a $0.3 million increase in interest income as a result of increased cash and cash equivalents from IPO proceeds received in February 2019, and a $0.2 million decrease in expense related to the change in fair value of our warrant liability, offset by a $0.3 million increase in expense related to the change in fair value of our derivative liability during the three months ended June 30, 2019.

Other expense, net decreased by $0.8 million for the six months ended June 30, 2019, or 46.7%, as compared to the six months ended June 30, 2018. The decrease was primarily due to a $0.5 million increase in interest income as a result of increased cash and cash equivalents from IPO proceeds received in February 2019 and a $0.3 million decrease in expense related to the change in fair value of our derivative liability during the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2019, our principal source of liquidity was cash and cash equivalents of $57.8 million. We believe that the net proceeds from our IPO, along with our existing cash and cash equivalents, will be sufficient to fund our projected liquidity requirements for at least the next twelve months.

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

As of June 30, 2019, we have borrowed and have outstanding $20.0 million of debt under the Credit Agreement. As of June 30, 2019, we have recorded a long-term debt obligation of $20.3 million for the Credit Agreement, which includes borrowings outstanding of $20.0 million and accrued PIK interest of $0.9 million, net of debt discount of $0.6 million.

Historical Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2019	2018
Net cash provided by / (used in):
Operating activities	$(13,825)	$(12,703)
Investing activities	(171)	(142)
Financing activities	62,065	24,761
Increase in cash, cash equivalents and restricted cash	$48,069	$11,916

Operating Activities

Net cash used in operating activities was $13.8 million for the six months ended June 30, 2019, reflecting a net loss of $15.8 million and net changes in operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $3.0 million primarily for stock-based compensation expense. Net cash used in operating activities was $12.7 million for the six months ended June 30, 2018, reflecting a net loss of $13.1 million and net changes in operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $1.6 million related to stock-based compensation expense and a change in assets and liabilities held at fair value.

Investing Activities

Net cash used in investing activities was $0.2 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively, and resulted from the purchases of equipment and furniture.

Financing Activities

Net cash provided by financing activities totaling $62.1 million for the six months ended June 30, 2019 was primarily due to $65.1 million of proceeds, net of underwriting discounts and commissions received from our IPO, offset by initial public offering costs of $2.8 million. Net cash provided by financing activities was $24.8 million for the six months ended June 30, 2018, and was primarily due to proceeds from the issuance of Series CC convertible preferred stock.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, could cause our actual results to differ materially from those in these forward-looking statements. Other than the factors set forth below, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

The announcement and pendency of our agreement to be acquired by Glaukos may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers and other business partners.

On August 7, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Glaukos Corporation, a Delaware corporation, or Glaukos, and Atlantic Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Glaukos, or Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into Avedro, or the Merger, with Avedro surviving the Merger as a wholly-owned subsidiary of Glaukos. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

•	market reaction to the announcement of the Merger;
•	changes in our business, operating results, market price of common stock and prospects generally;
•	market assessments of the likelihood that the Merger will be consummated;
•

the amount of consideration offered per share will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•

potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;

•

we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;

•	we may incur unexpected costs, liabilities or delays in connection with or with respect to the Merger;
•

potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;

•	the pendency and outcome of any legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement;
•

the inherent risks, costs and uncertainties associated with integrating the businesses successfully and risks of not achieving all or any of the anticipated benefits of the Merger, or the risk that the anticipated benefits of the Merger may not be fully realized or take longer to realize than expected;

•	competitive pressures in the markets in which we and Glaukos operate;
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; and
•

the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent Glaukos’ prior written consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. These restrictions could adversely impact our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.

The failure to complete the Merger may adversely affect our business and our stock price.

The Merger with Glaukos is subject to a number of conditions, including, among other things, (i) adoption of the Merger Agreement by the holders of a majority of our outstanding common stock, (ii) the absence of any legal restraints, such as a temporary restraining order or preliminary or permanent injunction, prohibiting the Merger, and the absence of any applicable laws of a governmental authority prohibiting or rendering illegal the consummation of the Merger, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the acquisition of all pre-closing approvals or clearances required thereunder, (iv) the related proxy statement and Form S-4 registration statement has been declared effective by the Securities and Exchange Commission, and remains in effect, (v) the absence of any “material adverse effect” on us occurring after the date of the Merger Agreement that is continuing and (vi) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and our continued compliance with covenants and obligations (to be performed at or prior to the closing of the Merger).  There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

The Merger Agreement with Glaukos limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate, knowingly encourage or knowingly facilitate or engage or participate in any negotiations or discussions regarding, or furnish any nonpublic information in response to inquiries with respect to, an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	000-32353	3.1	2/19/2019

3.2	Amended and Restated Bylaws of the registrant.	8-K	000-32353	3.2	2/19/2019

10.1	Form of Amended and Restated Executive Employment Agreement.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

AVEDRO, INC.

Date: August 8, 2019	By:	/s/ Reza Zadno
Reza Zadno
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Thomas E. Griffin
Thomas E. Griffin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)