Form 10-Q
period 2019-09-30
AVEDRO INC
filed 2019-11-06
CIK 1343304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, the registrant had 17,520,793 shares of common stock, $0.00001 par value per share, outstanding.

Avedro, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•

our expectations with respect to (i) the anticipated financial impact and potential benefits to us related to acquisition by Glaukos Corporation, or Glaukos, or the Merger and (ii) other matters related to the Merger, including our expectations regarding the timing of the closing of the Merger;

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

•	our expectations regarding the use of our existing cash and cash equivalents.

These forward-looking statements involve risks and uncertainties, including those that are described in Part II, Item A, “Risk Factors” section of this Quarterly Report on Form 10-Q and elsewhere within this Quarterly Report, or included in other periodic reports, that could cause actual results to differ materially from those reflected in such statements. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Avedro,” the “Company,” “we,” “us” and “our” refer to Avedro, Inc. and its subsidiaries.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Avedro, Inc.

Condensed Balance Sheets

(amounts in thousands except share data)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$52,146	$9,769
Accounts receivable, net (a)	12,328	4,725
Inventories	4,482	4,259
Prepaid expenses and other current assets	3,264	1,919
Total current assets	72,220	20,672
Equipment and furniture, net	1,542	1,524
Restricted cash	551	551
Deferred offering costs	—	2,829
Other assets	218	291
Total assets	$74,531	$25,867
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,483	$2,126
Accrued expenses and other current liabilities	6,322	5,366
Current portion of license obligation	—	250
Deferred revenue	784	688
Total current liabilities	8,589	8,430
Deferred revenue	36	12
Long-term debt obligations	20,489	19,939
Derivative and warrant liability	900	2,206
Other non-current liabilities	422	445
Total liabilities	$30,436	$31,032
Commitments and contingencies (Note 6)
Convertible preferred stock:
Series AA convertible preferred stock, $0.00001 par value; authorized shares zero and 32,650,000 at September 30, 2019 and December 31, 2018, respectively; issued and outstanding shares zero and 7,161,719 at September 30, 2019 and December 31, 2018, respectively; no liquidation preference at September 30, 2019	—	31,852
Series BB convertible preferred stock, $0.00001 par value; authorized shares zero and 5,950,000 at September 30, 2019 and December 31, 2018, respectively; issued and outstanding zero and shares 1,332,708 at September 30, 2019 and December 31, 2018, respectively; no liquidation preference at September 30, 2019	—	11,789
Series CC convertible preferred stock, $0.00001 par value; authorized shares zero and 9,529,571 at September 30, 2019 and December 31, 2018, respectively; issued and outstanding shares zero and 2,141,467 at September 30, 2019 and December 31, 2018, respectively; no liquidation preference at September 30, 2019	—	24,782
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 and zero shares authorized at September 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; authorized shares 200,000,000 and 66,905,000 at September 30, 2019 and December 31, 2018, respectively; issued and outstanding shares 17,506,228 and 1,412,003 at September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	245,389	108,532
Accumulated deficit	(201,296)	(182,122)
Total stockholders’ equity (deficit)	44,095	(73,588)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$74,531	$25,867

(a)	Includes $551 and $573 from related parties as of September 30, 2019 and December 31, 2018, net of allowance of $63 and $198, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Condensed Statements of Operations

(amounts in thousands except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue (a)	$11,046	$8,018	$30,108	$19,467
Cost of goods sold (b)	2,404	2,861	7,469	8,223
Gross profit	8,642	5,157	22,639	11,244
Operating expenses:
Selling, general and administrative	12,966	7,179	33,654	18,995
Research and development	3,809	3,117	11,995	8,826
Total operating expenses	16,775	10,296	45,649	27,821
Loss from operations	(8,133)	(5,139)	(23,010)	(16,577)
Other expense:
Interest income	285	79	822	144
Interest expense	(705)	(682)	(2,111)	(1,975)
Other (expense) income, net	(512)	167	(547)	(302)
Total other expense, net	(932)	(436)	(1,836)	(2,133)
Net loss	$(9,065)	$(5,575)	$(24,846)	$(18,710)
Net loss per share of common stock, basic and diluted	$(0.52)	$(3.96)	$(1.74)	$(13.42)
Weighted average shares of common stock used to compute net loss per share, basic and diluted	17,307,914	1,408,540	14,295,164	1,393,833

(a)

Includes related party activity of $479 and $519 for the three months ended September 30, 2019 and 2018, respectively, and $1,606 and $1,452 for the nine months ended September 30, 2019 and 2018, respectively.

(b)

Includes related party activity of $47 and $116 for the three months ended September 30, 2019 and 2018, respectively, and $257 and $404 for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(amounts in thousands except share data)

(unaudited)

	Convertible Preferred Stock $0.00001 Par Value						Common Stock		Additional		Total
	Series AA		Series BB		Series CC		$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2018	7,161,719	$31,852	1,332,708	$11,789	2,141,467	$24,782	1,408,252	$2	$108,077	$(170,135)	$(62,056)
Exercise of common stock options	—	—	—	—	—	—	659	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	225	—	225
Net loss	—	—	—	—	—	—	—	—	—	(5,575)	(5,575)
Balance at September 30, 2018	7,161,719	$31,852	1,332,708	$11,789	2,141,467	$24,782	1,408,911	$2	$108,303	$(175,710)	$(67,405)

Balance at June 30, 2019	—	$—	—	$—	—	$—	17,133,849	$2	$242,270	$(192,231)	$50,041
Exercise of common stock options	—	—	—	—	—	—	286,958	—	496	—	496
Share-based compensation	—	—	—	—	—	—	—	—	2,712	—	2,712
Vesting of restricted stock units	—	—	—	—	—	—	23,865	—	—	—	—
Shares withheld to pay statutory withholding taxes for vesting of restricted stock units							(3,893)	—	(89)		(89)
Exercise of common stock warrant	—	—	—	—	—	—	65,449	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(9,065)	(9,065)
Balance at September 30, 2019	—	$—	—	$—	—	$—	17,506,228	$2	$245,389	$(201,296)	$44,095

	Convertible Preferred Stock $0.00001 Par Value						Common Stock		Additional		Total
	Series AA		Series BB		Series CC		$0.00001 Par Value		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	7,161,719	$31,852	1,332,708	$11,789	—	$—	1,363,050	$2	$107,478	$(157,000)	$(49,520)
Issuance of Series CC convertible preferred stock, net of issuance costs	—	—	—	—	2,141,467	24,782	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	45,861	—	63	—	63
Share-based compensation	—	—	—	—	—	—	—	—	762	—	762
Net loss	—	—	—	—	—	—	—	—	—	(18,710)	(18,710)
Balance at September 30, 2018	7,161,719	$31,852	1,332,708	$11,789	2,141,467	$24,782	1,408,911	$2	$108,303	$(175,710)	$(67,405)

Balance at December 31, 2018	7,161,719	$31,852	1,332,708	$11,789	2,141,467	$24,782	1,412,003	$2	$108,532	$(182,122)	$(73,588)
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	5,672	5,672
Exercise of common stock options	—	—	—	—	—	—	348,520	—	608	—	608
Share-based compensation	—	—	—	—	—	—	—	—	5,055	—	5,055
Issuance of common stock in connection with initial public offering, net of issuance costs of $8,975	—	—	—	—	—	—	5,000,000	—	61,025	—	61,025
Conversion of convertible preferred stock into common stock	(7,161,719)	(31,852)	(1,332,708)	(11,789)	(2,141,467)	(24,782)	10,635,894	—	68,423	—	68,423
Reclassification of a warrant to purchase shares of convertible preferred stock into a warrant to purchase common stock	—	—	—	—	—	—		—	1,835	—	1,835
Vesting of restricted stock units	—	—	—	—	—	—	38,914	—	—	—	—
Shares withheld to pay statutory withholding taxes for vesting of restricted stock units							(3,893)	—	(89)		(89)
Exercise of common stock warrant	—	—	—	—	—	—	74,790	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(24,846)	(24,846)
Balance at September 30, 2019	—	$—	—	$—	—	$—	17,506,228	$2	$245,389	$(201,296)	$44,095

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,846)	$(18,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	536	498
Noncash interest expense	550	450
Change in assets and liabilities held at fair value (Note 5)	529	282
Bad debt expense	(48)	13
Share-based compensation	5,055	762
Other non-cash reconciling items	—	9
Changes in assets and liabilities:
Accounts receivable	(2,074)	(1,405)
Prepaid expenses and other current assets	(1,167)	407
Inventories	(407)	(276)
Accounts payable and accrued expenses	1,943	1,460
Deferred revenue	8	216
Other non-current assets and liabilities	188	(89)
Net cash used in operating activities	(19,733)	(16,383)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(353)	(256)
Net cash used in investing activities	(353)	(256)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series CC convertible preferred stock	—	24,782
Proceeds from initial public offering, net of underwriting discounts and commissions	65,100	—
Initial public offering costs	(2,847)	—
Proceeds from the exercise of common stock options	608	63
Payment for statutory withholding taxes related to vesting of restricted stock	(89)	—
Payment for asset purchase obligation	(281)	(97)
Principal payments on capital lease obligation	(28)	(27)
Net cash provided by financing activities	62,463	24,721
Increase in cash, cash equivalents and restricted cash	$42,377	$8,082
Cash, cash equivalents and restricted cash—beginning of period	$10,320	$9,401
Cash, cash equivalents and restricted cash—end of period	$52,697	$17,483
Cash paid for interest	$1,561	$1,523
Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment and furniture included in accounts payable and accrued expenses	$17	$126
Net value of medical devices used for internal purposes transferred from inventory	$184	$120
Deferred offering costs included in accounts payable and accrued expenses	$—	$125
Conversion of convertible preferred stock to common stock	$68,423	$—
Conversion of convertible preferred stock warrants to common stock warrants	$1,835	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Avedro, Inc.

Notes to Condensed Financial Statements (Unaudited)

(Amounts in thousands, except share and per share amounts)

1. Nature of Business and Basis of Presentation

Organization

Avedro, Inc. (“Avedro” or the “Company”) was incorporated in Delaware on November 6, 2002. The Company is an ophthalmic pharmaceutical and medical device company developing and commercializing a suite of products based on its proprietary corneal collagen cross-linking technology platform (the “Avedro Cross-Linking Platform”) to address a wide variety of ophthalmic disorders and conditions, primarily associated with corneal weakness. The primary components of the Avedro Cross-Linking Platform are proprietary pharmaceutical formulations of riboflavin (vitamin B2), a “single dose pharmaceutical,” sold primarily in conjunction with the Company’s innovative devices for the delivery of metered doses of UVA light, a “medical device”. The technological advances that the Company has made with the Avedro Cross-Linking Platform have enabled the Company to expand the use of corneal cross-linking beyond the traditional areas in which it has been historically applied. In April 2016, the Company received U.S. Food and Drug Administration (“FDA”) clearance for the single dose pharmaceuticals Photrexa Viscous and Photrexa, and the KXL System medical device. The Company sells these products in the United States through a direct sales force and distributes its products outside of the United States through international medical device distributors.

As of September 30, 2019, the Company has devoted the majority of its efforts to business planning, research and development, starting up production, developing markets, raising capital, recruiting management and technical staff and commercializing its newly approved products in the United States.

Unaudited Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed balance sheet at December 31, 2018 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited interim condensed financial statements and the notes accompanying them should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 21, 2019.

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

Merger Agreement

On August 7, 2019, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Glaukos Corporation (“Glaukos”) and Atlantic Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Glaukos (“Merger Sub”), pursuant to which, among other things, the Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Glaukos (the “Merger”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, which has been approved by the board of directors of each of Glaukos and the Company, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares of the Company’s common stock owned by Glaukos, Merger Sub or the Company or any direct or indirect, wholly owned subsidiary of the Company or Glaukos) will be converted into the right to receive 0.365 shares of Glaukos’ common stock. The Company currently expects the Merger to close in the fourth quarter of 2019, subject to customary closing conditions and regulatory approvals, including the approval of stockholders of the Company.

Liquidity

The Company has had recurring losses from operations since inception and has an accumulated deficit of $201,296 at September 30, 2019, and incurred net losses of $24,846 and $18,710 for the nine months ended September 30, 2019 and 2018, respectively. Prior to the Company’s IPO, the Company had funded its operations principally from issuances of preferred stock, debt financings, and product and service sales. At September 30, 2019, the Company had $52,146 of unrestricted cash and cash equivalents. The Company expects the cash balance at September 30, 2019 will be sufficient to fund operations for a period of at least twelve months from the date the financial statements are issued.

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

There were no transfers between Levels 1, 2, and 3 during the nine months ended September 30, 2019 and 2018.

The Company has liabilities classified as Level 3 that are measured by management at fair value on a quarterly basis as described in Note 7, “Long-Term Debt,” and Note 9, “Warrants,” respectively. See Note 5, “Fair Value Measurements,” for additional information.

Restricted Cash

The Company had restricted cash of $551 at September 30, 2019 and December 31, 2018. $351 of the balance at September 30, 2019 and December 31, 2018 related to two irrevocable standby letters of credit in relation to the Company’s office lease agreements. Each letter of credit names the lessor as the beneficiary and is required to fulfill lease requirements in the event the Company should default on office lease obligations. $200 of the balance at September 30, 2019 and December 31, 2018 was held to collateralize the Company’s credit card.

Concentration of Credit Risk and Significant Customers

Cash, cash equivalents and accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk.

At September 30, 2019 and December 31, 2018, the Company invested its excess cash in money market funds through a United States bank with high credit ratings. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash and cash equivalents to the extent recorded on the balance sheet. The Company has no financial instruments with off-balance sheet risk of loss. The Company has not experienced any significant losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

During the three and nine months ended September 30, 2019 and 2018, the Company did not recognize revenue from any single customer over 10% of total revenues. At December 31, 2018, the Company had one customer with an accounts receivable balance greater than 10% of total accounts receivable. No such customer existed at September 30, 2019.

Convertible Preferred Stock

The Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs. A deemed liquidation event will only occur upon a greater than 50% change in control or a sale of substantially all of the assets of the Company and will be a redemption event subject to election by the holders of at least 70% of the then outstanding shares of convertible preferred stock, voting together as a single class on an as-converted basis. As the redemption event is outside the control of the Company, all shares of convertible preferred stock have been presented outside of permanent equity. As of December 31, 2018, it was not probable that such redemption would occur. Upon the closing of the Company’s IPO on February 19, 2019, each share of convertible preferred stock automatically converted into shares of common stock at a conversion rate of one preferred share to one common share for each series of convertible preferred stock.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of January 1, 2019 or September 30, 2019.

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

Product Warranty

Internationally, medical devices sold are covered by a standard warranty for the shorter of fifteen months following shipment or twelve months following installation. Medical devices sold within the United States are covered by a standard warranty for twelve months following installation. The Company records its estimated contractual obligations at the time of shipment since installations are generally within thirty days of shipment and returns are not accepted. The Company considers the twelve-month rolling average of actual warranty claims associated with its medical devices and related single dose pharmaceuticals when determining the warranty accrual estimate. The estimates and assumptions used in developing the accrual estimate as of September 30, 2019 were consistent with prior periods.

Changes in the product warranty accrual, included as part of accrued expenses, during the nine months ended September 30, 2019 consisted of the following:

Balance at December 31, 2018	$158
Accruals for warranties issued during the period	32
Settlements	(63)
Balance at September 30, 2019	$127

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on a retrospective basis on January 1, 2018. The adoption resulted in an increase to cash, cash equivalents and restricted cash of $551 in the statement of cash flows for the nine months ended September 30, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has evaluated contractual arrangements that are or contain a lease and has identified two significant lease arrangements in which it is the lessee under ASU 2016-02. The two leases identified are the Company’s office building leases located in Waltham, Massachusetts and Burlington, Massachusetts, with a total remaining lease commitment of $4,707 as of September 30, 2019. The Company expects the leases will be classified as operating leases under ASU 2016-02. The Company expects to elect the optional transition method to apply the standard as of the effective date and therefore, does not expect to apply the standard to the comparative periods presented in the financial statements. The Company expects to elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, the Company expects to elect a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for office building leases. The Company is currently evaluating the financial impact the adoption of ASU 2016-02 will have on its financial statements.

3. Revenue Recognition

Disaggregation of Revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all of its revenues are from ophthalmologists, other eye care professionals and distributors of these end users, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from any of its product lines. However, given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.

The following tables disaggregate the Company’s revenue from contracts with customers by geographic region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$9,410	85.2%	$5,839	72.8%	$24,117	80.1%	$13,067	67.1%
Asia	666	6.0%	989	12.3%	2,418	8.0%	2,943	15.1%
Europe	204	1.8%	449	5.6%	1,457	4.9%	1,540	7.9%
Americas (outside the United States)	258	2.3%	219	2.7%	754	2.5%	588	3.1%
Middle East	389	3.5%	452	5.6%	1,033	3.4%	1,001	5.1%
Other	119	1.1%	70	1.0%	329	1.1%	328	1.7%
Total revenues	$11,046	100.0%	$8,018	100.0%	$30,108	100.0%	$19,467	100.0%

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of September 30, 2019:

		As of September 30,
		2019
Balances from contracts with customers only:
Accounts receivable		$12,328
Deferred revenue		820

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Revenue recognized in the period relating to:
The beginning deferred revenue balance	$355	$1,172
Changes in pricing related to products or services satisfied in previous periods	—	—
Impairment losses on receivables	—	—

Transaction Price Allocated to Future Performance Obligations

The Company’s future performance obligations primarily relate to customers’ right to a future discount on single dose pharmaceutical purchases in the United States, and, to a lesser extent, extended warranty service contracts. At September 30, 2019, $695 of transaction price was allocated to the customers’ right to a future discount and is expected to be recognized when the customer elects to utilize the discount, which is generally within a year, and $102 was allocated to extended warranty service contracts, of which $36 is expected to be recognized in greater than one year.

Costs to Obtain or Fulfill a Customer Contract

As of September 30, 2019, capitalized contract acquisition costs were $206, including a current balance of $132 and a non-current balance of $74. The Company recognized $51 and $150 of amortization of capitalized commission costs during the three and nine months ended September 30, 2019, respectively. There were no impairments to capitalized costs to obtain a contract recorded during the period.

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2019 was recorded as an adjustment to accumulated deficit as of the adoption date. The following table shows the adjustments made to accounts in the condensed balance sheet as of January 1, 2019 as a result of adopting the new guidance. The table also compares the reported condensed balance sheet accounts as of September 30, 2019 that were impacted by the new guidance to pro forma balance sheet amounts had the previous guidance been in effect.

	As Reported (1)	Adjustments (2)	As Adjusted	As Reported (3)	Adjustments	Pro forma (4)
	12/31/2018	1/1/2019	1/1/2019	9/30/2019	9/30/2019	9/30/2019
Assets
Accounts receivable (a)	$4,725	$5,481	$10,206	$12,328	$—	$12,328
Prepaid expenses and other current assets (b)	1,919	178	2,097	3,264	(132)	3,132
Total current assets	20,672	5,659	26,331	72,220	(132)	72,088
Other assets (b)	291	125	416	218	(74)	144
Total Assets	$25,867	$5,784	$31,651	$74,531	$(206)	$74,325
Liabilities and stockholders' equity (deficit)
Accrued expenses and other current liabilities	5,366	—	5,366	6,322	33	6,355
Deferred revenue (c)	688	112	800	784	399	1,183
Total current liabilities	8,430	112	8,542	8,589	432	9,021
Accumulated deficit	(182,122)	5,672	(176,450)	(201,296)	(638)	(201,934)
Total stockholders' equity (deficit)	(73,588)	5,672	(67,916)	44,095	(638)	43,457
Total liabilities and stockholders' equity (deficit)	$25,867	$5,784	$31,651	$74,531	$(206)	$74,325

(1)

Financial statement amounts as reported in the Company's balance sheet as of December 31, 2018. Financial statement amounts that are not shown on the above table were not impacted by the adoption of ASC 606.

(2)	Adjustments made on January 1, 2019 to adopt ASC 606.
(3)

Financial statement amounts as reported in the interim condensed balance sheet as of September 30, 2019. Financial statement amounts that are not shown on the above table were not impacted by the adoption of the adoption of ASC 606.

(4)	Pro forma balance sheet amounts that would have been reported as of September 30, 2019 had the Company applied the previous guidance under ASC 605.
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

The following summarizes the significant changes on the Company’s condensed statement of operations for the three and nine months ended September 30, 2019 as a result of the adoption of ASC 606 on January 1, 2019 compared to if the Company had continued to recognize revenue under ASC 605:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019			2019
	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect
Revenue (a)	$11,046	$(155)	$10,891	$30,108	$4,971	$35,079
Gross profit	8,642	(155)	8,487	22,639	4,971	27,610
Selling, general and administrative (b)	12,966	(18)	12,948	33,654	(63)	33,591
Total operating expenses	16,775	(18)	16,757	45,649	(63)	45,586
Loss from operations	(8,133)	(137)	(8,270)	(23,010)	5,034	(17,976)
Net loss	$(9,065)	$(137)	$(9,202)	$(24,846)	$5,034	$(19,812)
Net loss per share of common stock, basic and diluted	$(0.52)	$(0.01)	$(0.53)	$(1.74)	$0.35	$(1.39)

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

The following summarizes the significant changes on the Company’s condensed statement of cash flow for the nine months ended September 30, 2019 as a result of the adoption of ASC 606 on January 1, 2019 compared to if the Company had continued to recognize revenue under ASC 605:

	Nine Months Ended September 30,
	2019
Statement of Cash Flows	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect
Net loss	$(24,846)	$5,034	$(19,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(2,074)	(5,481)	(7,555)
Prepaid expenses and other current assets	(1,167)	(46)	(1,213)
Accounts payable and accrued expenses	1,943	33	1,976
Deferred revenue	8	511	519
Other non-current assets and liabilities	188	(51)	137
Net cash used in operating activities	$(19,733)	$—	$(19,733)

The adoption of ASC 606 had no net impact on the Company’s cash used in or provided by operating, investing or financing activities.

4. Condensed Balance Sheet Components

Inventories

Inventories consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
Raw materials	$2,507	$2,688
Finished goods	1,975	1,571
Total inventories	$4,482	$4,259

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
Prepaid suppliers	$769	$503
Prepaid rent	108	107
Prepaid insurance	440	65
Prepaid prescription drug user fee	651	465
Prepaid license fees	326	226
Prepaid clinical studies	333	154
Prepaid other expenses	637	399
Total prepaid expenses and other current assets	$3,264	$1,919

Equipment and Furniture, Net

Equipment and furniture, net consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
Machinery and lab equipment	$1,801	$1,478
Medical devices used for internal purposes	1,113	929
Computer software	238	215
Office furniture and equipment	435	423
Computer hardware	373	361
Total equipment and furniture	3,960	3,406
Less: accumulated depreciation	(2,418)	(1,882)
Equipment and furniture, net	$1,542	$1,524

Depreciation expense for the three months ended September 30, 2019 and 2018 was $193 and $168, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $536 and $498, respectively.

Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
Accrued compensation	$4,020	$2,836
Accrued warranty	127	158
Accrued inventory	39	33
Accrued professional services	459	1,375
Accrued reimbursement hub costs	200	264
Accrued clinical	396	46
Accrued employee stock purchase plan contributions	318	—
Accrued sales tax	96	75
Accrued other	667	579
Total accrued expenses and other current liabilities	$6,322	$5,366

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

Recurring Fair Value Measurements

The following tables set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2019
Assets
Cash equivalents	$50,556	$50,556	$—	$—
	$50,556	$50,556	$—	$—
Liabilities
Derivative liability	$900	—	—	900
	$900	$—	$—	$900

December 31, 2018
Assets
Cash equivalents	$8,164	$8,164	$—	$—
	$8,164	$8,164	$—	$—
Liabilities
Warrant liability	$1,800	$—	$—	$1,800
Derivative liability	$406	—	—	406
	$2,206	$—	$—	$2,206

Cash Equivalents

Cash equivalents consist of money market funds with an original maturity of three months or less from the date of purchase. Cash equivalents are carried at cost, which approximates their fair value. At September 30, 2019 and December 31, 2018, the Company held $50,556 and $8,164 of cash equivalents, respectively, all of which were invested in money market funds.

Warrant Liability

The warrant liability represented the liability for warrants to purchase shares of Series AA convertible preferred stock issued in connection with the Company’s long-term debt (see Note 9, “Warrants”). The fair value of the Series AA convertible preferred stock warrants was determined using the Black-Scholes model, a form of an option pricing model. Upon the closing of the Company’s IPO on February 19, 2019, all warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital.

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

For the valuation of our common stock on December 31, 2018, the Company utilized the probability-weighted expected return method (“PWERM”) in combination with the option pricing method (“OPM”) as a hybrid method (“Hybrid Method”), which is an accepted valuation method under the AICPA Practice Guide, for determining the fair value of our common stock. The PWERM is a scenario-based analysis that estimates the value per share of common stock based on the probability-weighted present value of expected future equity values for the common stock, under various possible future liquidity event scenarios, in light of the rights and preferences of each class and series of stock, discounted for a lack of marketability. The OPM values each equity class by creating a series of call options on the equity value, with exercise prices based on the liquidation preferences, participation rights and strike prices of derivatives. The Hybrid Method is appropriate for a company expecting a near term liquidity event, but where, due to market or other factors, the likelihood of completing the liquidity event is uncertain. The Hybrid Method considers a company’s going concern nature, stage of development and ability to forecast near and long-term future liquidity scenarios.

The fair value of the underlying common stock used to calculate the fair value of the converted warrants reclassified from liability to equity was determined by the close price of the common stock as of the conversion date of February 19, 2019.

Changes in the fair value of the warrant liability, for which fair value is determined using Level 3 inputs were as follows:

Balance at December 31, 2018	$1,800
Change in fair value of warrant liability	35
Reclassification of a warrant liability to equity	(1,835)
Balance at September 30, 2019	$—

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

The estimated fair value of the derivative liability was determined using a probability-weighted discounted cash flow model that includes the principal, prepayment fees and interest payments under scenarios of a change in control, other than a qualified initial public offering prior to the debt maturity. The following inputs were estimated by management: (i) the probability of a change of control event; (ii) the timing of a change of control event; and (iii) the discount rate. At September 30, 2019, the Company assumed a 13.5% discount rate, and a probability for a change in control event during the twelve months ending March 19, 2020 and 2021 ranging between 25% and 60%.

Changes in the fair value of the derivative liability, for which fair value is determined using Level 3 inputs were as follows:

Balance at December 31, 2018	$406
Change in fair value	494
Balance at September 30, 2019	$900

6. Commitments and Contingencies

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation as the Company operates in an industry susceptible to legal disputes. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred. As of September 30, 2019, the Company was not a party to any material legal proceedings.

In September 2019, the Company amended one of its facility leases to add additional office and lab space that will run conterminously with the original lease through February 2023. The amendment increased the Company’s total future lease commitment by $248.

7. Long-Term Debt

Long-term debt is comprised of the following:

	As of September 30,	As of December 31,
	2019	2018
Principal amount outstanding	$20,000	$20,000
PIK Interest	1,069	657
Unamortized discount	(400)	(495)
Unamortized issue costs	(180)	(223)
Net carrying amount	$20,489	$19,939

As of September 30, 2019 and December 31, 2018, the Company had borrowed and had outstanding $20,000 of debt under the 2017 Credit Agreement, maturing on March 20, 2022 (the “Maturity Date”). The 2017 Credit Agreement requires payment of interest only until maturity at the rate of 10% per annum (the “Applicable Margin”). Additional interest (“PIK”) accrues at the per annum rate equal to the higher of (i) the three-month LIBOR rate and (ii) 1.00%. Such PIK interest is added to the outstanding principal amount of the loans until the maturity date. The outstanding loan balance plus accrued PIK interest is due in one lump sum payment on the Maturity Date.

The Company’s obligations under the 2017 Credit Agreement are secured by a security interest in substantially all of its assets. Other than a minimum liquidity requirement of $3,000, there are no financial covenants contained in the 2017 Credit Agreement and the Company is in compliance with the affirmative and restrictive covenants as of September 30, 2019.

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

The Company has reserved for future issuance the following number of shares of common stock on a fully diluted and as-converted basis:

	As of September 30,	As of December 31,
	2019	2018
Conversion of Series AA convertible preferred stock	—	7,161,719
Conversion of Series BB convertible preferred stock	—	1,332,708
Conversion of Series CC convertible preferred stock	—	2,141,467
Options to purchase common stock	2,861,520	2,490,767
Vesting of restricted stock units to common stock	279,780	18,522
Employee stock purchase plan	350,000	—
Remaining shares available for issuance	2,228,444	104,828
Warrants to purchase convertible preferred stock	—	174,032
Warrants to purchase common stock	114,881	28,949
Total	5,834,625	13,452,992

9. Warrants

Upon the closing of the Company’s IPO, all of the outstanding warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase shares of common stock.

The following represents a summary of the warrants outstanding at each of the dates identified:

				Outstanding at
	Issued	Classification	Exercisable for	September 30, 2019
1	2015	Equity	Common stock	8,264
2	2015	Equity	Common stock	—
3	2017	Equity	Common stock	106,617

				Outstanding at
	Issued	Classification	Exercisable for	December 31, 2018
1	2015	Equity	Common stock	28,949
2	2015	Liability	Series AA convertible preferred stock	67,415
3	2017	Liability	Series AA convertible preferred stock	106,617

1	Exercisable through November 5, 2021 at $0.05 per share.
2	Exercisable through September 11, 2024, at $4.45 per share.
3	Exercisable through March 20, 2027, at $4.45 per share.

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

Stock Options

The following table summarizes information related to stock options outstanding as of September 30, 2019:

	Number of Options	Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Vested and expected to vest at September 30, 2019	2,861,520	$5.91	8.1	$48,307
Exercisable at September 30, 2019	1,414,019	$3.79	7.2	$27,017

Unrecognized compensation expense related to outstanding options was $5,239 at September 30, 2019, which is expected to be recognized as expense over approximately 2.1 years.

Restricted Stock Units

Unrecognized compensation expense relating to restricted stock units was $5,296 at September 30, 2019, which is expected to be recognized as expense over approximately 3.5 years.

Share-Based Compensation Expense

The following table shows stock-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense by type of award:
Restricted stock units	$563	$—	$709	$—
Stock options	2,010	225	4,207	762
Employee stock purchase plan	139	—	139	—
Total stock-based compensation expense	$2,712	$225	$5,055	$762

Stock-based compensation expense by line item:
Cost of goods sold	$72	$7	$137	$30
Selling, general and administrative	2,356	172	4,240	597
Research and development	284	46	678	135
Total stock-based compensation expense	$2,712	$225	$5,055	$762

On August 6, 2019, two directors resigned from the Company’s board of directors. At the time each of the directors resigned, they collectively held an aggregate of 100,220 unvested stock options and 6,010 unvested restricted stock units. The board of directors made a determination to accelerate the vesting of these securities, such that all the securities then held by the two resigning directors were deemed fully vested upon their respective resignations from the board. The acceleration of the vesting for these awards was accounted for as a modification, which resulted in $1,213 of additional stock-based compensation expense being recognized upon acceleration.

11. Net Loss Per Share

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	As of September 30,	As of December 31,
	2019	2018
Series AA convertible preferred stock	—	7,161,719
Series BB convertible preferred stock	—	1,332,708
Series CC convertible preferred stock	—	2,141,467
Outstanding stock options	2,861,520	2,490,767
Unvested restricted stock units	279,780	18,522
Outstanding Series AA convertible preferred stock warrants	—	174,032
Outstanding common stock warrants	114,881	28,949
Total	3,256,181	13,348,164

12. Related Party Transactions

The Company has a customer that is also a stockholder. During the three months ended September 30, 2019 and 2018, the Company recorded revenue related to this customer of $368 and $491, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded revenue related to this customer of $1,302 and $1,393, respectively. The accounts receivable balance from this customer as of September 30, 2019 and December 31, 2018 was $367 and $561, respectively.

The Company has a customer that is also a stockholder and employee. During the three months ended September 30, 2019 and 2018, the Company recorded revenue related to this customer of $111 and $28, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded revenue related to this customer of $304 and $59, respectively. The accounts receivable balance from this customer as of September 30, 2019 and December 31, 2018 was $184 and $12, respectively.

The Company also entered into a lending arrangement in March 2017 with a lender who is affiliated with a stockholder. See Note 7, “Long-term Debt” for further details.

13. Subsequent Event

Between October 1, 2019 and October 31, 2019, two putative class action lawsuits (captioned Kent v. Avedro, Inc., et al., No. 1:19-cv-01845 (D. Del. filed Oct. 1, 2019) and Thompson v. Avedro, Inc. et al., No. 1:19-cv-02075 (D. Del. filed Oct. 31, 2019)) and two individual lawsuits (captioned Payne v. Avedro, Inc., et al, 1:19-cv-02019 (D. Del. filed Oct. 24, 2019) and Bushansky v. Avedro, Inc. et al, 1:19-cv-10015 (S.D.N.Y. filed Oct. 29, 2019)) were) were filed in federal court by alleged stockholders of the Company challenging the Merger described in Note 1. The Payne and Bushansky complaints name the Company and its board of directors as defendants. The Kent and Thompson complaints additionally name two of our former directors, Glaukos and the Merger Sub as defendants. The lawsuits assert violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder against the Company and the individual defendants, and assert violations of Section 20(a) of the Exchange Act against Glaukos and the individual defendants. The plaintiffs contend that the Registration Statement on Form S-4, filed with the SEC on September 17, 2019, and the Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 17, 2019, omitted or misrepresented material information regarding the Merger. The complaints seek injunctive relief, rescission, or rescissory damages, dissemination of a registration statement that discloses certain information requested by the plaintiff, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. Given the unpredictability inherent in litigation, the Company cannot predict the outcome of this matter. The Company is unable to estimate possible losses or ranges of losses that may result from this matter, and therefore, the Company has not accrued any amounts in connection with this matter other than ongoing attorneys’ fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the related notes thereto to those statements included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 21, 2019. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to our future financial and business performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part II, Item 1A. “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report.

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

We sell our products primarily to ophthalmologists, hospitals and ambulatory surgery centers, or ASCs. The physicians primarily involved in corneal cross-linking are ophthalmologists who are either corneal specialists or trained in refractive procedures. According to Market Scope estimates, there are approximately 1,100 corneal refractive centers in the United States. As of September 30, 2019, our KXL systems were placed in 353 centers. If we are able to obtain FDA approval for our Mosaic system and its associated drug formulations for the treatment of presbyopia, we expect to leverage our existing sales force to cross-sell our KXL and Mosaic systems and their respective drug formulations, as they share the same target customers. Outside the United States, we sell our products through a broad network of distribution partners located in markets where we see the greatest potential for corneal cross-linking procedures.

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

On February 19, 2019, we closed our initial public offering, or IPO, of common stock, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of approximately $61.0 million after deducting underwriting discounts and other offering costs. To date, we have financed our operations primarily through sales of our convertible preferred stock, debt financings, sales of our proprietary Photrexa formulations and our KXL system, and proceeds received from our IPO. We have devoted substantially all of our resources to the research, development and engineering of our products, seeking regulatory approval of our products and the commercial launch of our KXL system and its associated drug formulations. For the nine months ended September 30, 2019 and 2018, we generated revenue of $30.1 million and $19.5 million, respectively, and had net losses of $24.8 million and $18.7 million, respectively. As of September 30, 2019, we had an accumulated deficit of $201.3 million.

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

Recent Developments

Merger Agreement

As previously announced, on August 7, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Glaukos Corporation, a Delaware corporation, or Glaukos, and Atlantic Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Glaukos, or Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into Avedro, with Avedro surviving the Merger as a wholly owned subsidiary of Glaukos.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, which has been approved by our board of directors and the board of directors of Glaukos, at the effective time of the Merger, or the Effective Time, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares of our common stock owned by Glaukos, Merger Sub or the Company or any direct or indirect, wholly owned subsidiary of the Company or Glaukos) will be converted into the right to receive 0.365 shares of Glaukos common stock. We currently expect the Merger to close by the end of 2019, subject to customary closing conditions and regulatory approvals, including the approval of our stockholders.

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

We expect SG&A expenses to continue to grow in the foreseeable future as we increase our sales and marketing infrastructure globally and our clinical education and general administration infrastructure in the United States. In addition, we expect our general and administrative expenses will increase as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. We also anticipate continued increased expenses related to audit, legal, and tax-related services, director and officer insurance premiums and investor relations costs associated with being a public company.

Research and Development Expenses

Research and development, or R&D, expenses are expensed as incurred and primarily consist of personnel-related expenses, including salaries, bonuses, fringe benefits and stock-based compensation for our R&D employees. Other significant R&D expenses include new product development projects and the cost of conducting our ongoing clinical trials, including the pivotal Phase 3 clinical trial of the Epi-On procedure for the treatment of progressive keratoconus, and also including the Phase 2a clinical trial for the treatment of presbyopia, which may include payments to investigational sites and investigators, clinical research organizations, consultants and other outside technical services and the costs of materials, supplies and travel. We expect our R&D expenses to increase as we initiate and advance our development programs and clinical trials.

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

Results of Operations

The following table shows our results of operations for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Revenue	$11,046	$8,018	$3,028	37.8%	$30,108	$19,467	$10,641	54.7%
Cost of goods sold	2,404	2,861	(457)	(16.0%)	7,469	8,223	(754)	(9.2%)
Gross profit	8,642	5,157	3,485	67.6%	22,639	11,244	11,395	101.3%
Gross margin	78.2%	64.3%			75.2%	57.8%
Operating expenses:
Selling, general and administrative	12,966	7,179	5,787	80.6%	33,654	18,995	14,659	77.2%
Research and development	3,809	3,117	692	22.2%	11,995	8,826	3,169	35.9%
Total operating expenses	16,775	10,296	6,479	62.9%	45,649	27,821	17,828	64.1%
Loss from operations	(8,133)	(5,139)	(2,994)	58.3%	(23,010)	(16,577)	(6,433)	38.8%
Total other expense, net	(932)	(436)	(496)	113.8%	(1,836)	(2,133)	297	(13.9%)
Net loss	$(9,065)	$(5,575)	$(3,490)	62.6%	$(24,846)	$(18,710)	$(6,136)	32.8%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$9,410	$5,839	$3,571	61.2%	$24,117	$13,067	$11,050	84.6%
Asia	666	989	(323)	(32.7)%	2,418	2,943	(525)	(17.8)%
Europe	204	449	(245)	(54.6)%	1,457	1,540	(83)	(5.4)%
Americas (outside the United States)	258	219	39	17.8%	754	588	166	28.2%
Middle East	389	452	(63)	(13.9)%	1,033	1,001	32	3.2%
Other	119	70	49	70.0%	329	328	1	0.3%
Total revenues	$11,046	$8,018	$3,028	37.8%	$30,108	$19,467	$10,641	54.7%

Revenue

Revenue for the three months ended September 30, 2019 increased by $3.0 million, or 37.8%, to $11.0 million as compared to $8.0 million for the three months ended September 30, 2018. The increase was the result of a $3.6 million, or 61.2%, increase in sales in the United States, offset by a $0.6 million, or 24.9%, decrease in sales outside of the United States.

The increase in revenue within the United States was primarily attributable to a $3.7 million increase in drug revenue, partially offset by a $0.1 million decrease in device revenue. Of the $3.7 million increase in drug revenue, $1.4 million of the increase was due to an increase in the average revenue per unit of single-use riboflavin drug formulations recognized upon shipment in 2019 due to our adoption of ASC 606, and $2.3 million of the increase was related to an increase in the volume of single-use riboflavin drug formulations sold. The decrease in U.S. device revenue was primarily due to a decrease in volume of device sales.

The decrease in revenue outside the United States for the three months ended September 30, 2019 was primarily attributable to a decrease in the volume of device sales.

Revenue for the nine months ended September 30, 2019 increased by $10.6 million, or 54.7%, to $30.1 million as compared to $19.5 million for the nine months ended September 30, 2018. The increase was the result of a $11.1 million, or 84.6%, increase in sales in the United States, offset by a $0.5 million, or 6.4%, decrease in sales outside of the United States.

The increase in revenue within the United States was primarily attributable to a $11.6 million increase in drug revenue, partially offset by a $0.5 million decrease in device revenue. Of the $11.6 million increase in drug revenue, $6.7 million of the increase was due to an increase in the average revenue per unit of single-use riboflavin drug formulations recognized upon shipment in 2019 due to our adoption of ASC 606, and $4.9 million of the increase was related to an increase in the volume of single-use riboflavin drug formulations sold. Of the $0.5 million decrease in U.S. device revenue, $0.4 million of the decrease was due to a decrease in the average selling price of the devices sold, and $0.1 million of the decrease was due to a decrease in volume of device sales.

The decrease in revenue outside the United States for the nine months ended September 30, 2019 was primarily attributable to a decrease in the volume of device sales.

Cost of Goods Sold and Gross Margin

Our cost of goods sold for the three months ended September 30, 2019 decreased by $0.5 million, or 16.0%, to $2.4 million as compared to $2.9 million for the three months ended September 30, 2018. The decrease was primarily due to a decrease in scrap costs related to expired drug product. Gross profit for the three months ended September 30, 2019 increased $3.5 million as compared to the three months ended September 30, 2018, and gross margin increased from 64.3% during the three months ended September 30, 2018 to 78.2% during the three months ended September 30, 2019. This increase in gross margin was primarily due to an increase in the average revenue per unit of single-use riboflavin drug formulations, and, to a lesser extent, due to the scrap cost savings realized during the current period.

Our cost of goods sold for the nine months ended September 30, 2019 decreased by $0.8 million, or 9.2%, to $7.5 million as compared to $8.2 million for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in scrap costs related to expired drug product. Gross profit for the nine months ended September 30, 2019 increased $11.4 million as compared to the nine months ended September 30, 2018, and gross margin increased from 57.8% during the nine months ended September 30, 2018 to 75.2% during the nine months ended September 30, 2019. This increase in gross margin was primarily due to an increase in the average revenue per unit of single-use riboflavin drug formulations, and, to a lesser extent, due to the scrap cost savings realized during the current period.

Selling, General and Administrative, or SG&A, Expenses

SG&A expenses for the three months ended September 30, 2019 increased by $5.8 million, or 80.6%, to $13.0 million as compared to $7.2 million for the three months ended September 30, 2018. The increase was driven primarily by increased employee-related costs and professional fees to support our growing business, and increased commercial efforts, as well as legal and acquisition-related costs associated with the proposed transaction with Glaukos Corporation, or Glaukos, which we refer to as the Merger. We incurred increased personnel and related costs of $3.9 million, which included a $2.2 million increase in stock-based compensation expense. Of the $2.2 million increase in stock-based compensation expense, $1.2 million was a non-recurring charge recognized due to the modification of equity awards granted to two of our board members. We incurred increased professional fees of $1.6 million for accounting, audit, legal and tax services primarily related to the Merger. Additionally, marketing and advertising costs increased by $0.3 million for the three months ended September 30, 2019.

SG&A expenses for the nine months ended September 30, 2019 increased by $14.7 million, or 77.2%, to $33.7 million as compared to $19.0 million for the nine months ended September 30, 2018. The increase was driven primarily by increased employee-related costs and professional fees to support our growing business and increased commercial efforts, as well as legal and acquisition-related costs associated with the Merger. We incurred increased personnel and related costs of $9.5 million, which included a $3.6 million increase in stock-based compensation expense. Of the $3.6 million increase in stock-based compensation expense, $1.2 million was a non-recurring charge recognized due to the modification of equity awards granted to two of our board members. We incurred increased professional fees of $3.2 million for accounting, audit, legal and tax services, of which $1.6 million was related to the Merger. Additionally, U.S. reimbursement and payer support costs increased by $1.4 million, marketing and advertising costs increased by $0.3 million, and non-income based taxes increased by $0.2 million for the nine months ended September 30, 2019.

We expect SG&A costs to increase as we increase our headcount and expand personnel and services to support public company corporate governance requirements and our commercial growth.

Research and Development, or R&D, Expenses

R&D expenses for the three months ended September 30, 2019 increased by $0.7 million, or 22.2%, to $3.8 million as compared to $3.1 million for the three months ended September 30, 2018. R&D headcount increased, which resulted in a $0.4 million increase in personnel and related expenses. The increase was also due to $0.2 million of increased product development and clinical research costs.

R&D expenses for the nine months ended September 30, 2019 increased by $3.2 million, or 35.9%, to $12.0 million as compared to $8.8 million for the nine months ended September 30, 2018. R&D headcount increased, which resulted in a $1.3 million increase in personnel and related expenses. The increase was also due to $1.8 million of increased product development and clinical research costs.

Other Expense, Net

Other expense, net increased by $0.5 million for the three months ended September 30, 2019, or 113.8%, as compared to the three months ended September 30, 2018. The increase was primarily due to a $0.7 million increase in expense related to the change in fair value of our derivative liability during the three months ended September 30, 2019, offset by a $0.2 million increase in interest income as a result of increased cash and cash equivalents from IPO proceeds received in February 2019.

Other expense, net decreased by $0.3 million for the nine months ended September 30, 2019, or 13.9%, as compared to the nine months ended September 30, 2018. The decrease was primarily due to a $0.7 million increase in interest income as a result of increased cash and cash equivalents from IPO proceeds received in February 2019, offset by a $0.4 million increase in expense related to the change in fair value of our derivative liability during the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2019, our principal source of liquidity was cash and cash equivalents of $52.1 million. We believe that the net proceeds from our IPO, along with our existing cash and cash equivalents, will be sufficient to fund our projected liquidity requirements for at least the next twelve months.

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

As of September 30, 2019, we have borrowed and have outstanding $20.0 million of debt under the Credit Agreement. As of September 30, 2019, we have recorded a long-term debt obligation of $20.5 million for the Credit Agreement, which includes borrowings outstanding of $20.0 million and accrued PIK interest of $1.1 million, net of debt discount of $0.6 million.

Historical Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) / provided by:
Operating activities	$(19,733)	$(16,383)
Investing activities	(353)	(256)
Financing activities	62,463	24,721
Increase in cash, cash equivalents and restricted cash	$42,377	$8,082

Operating Activities

Net cash used in operating activities was $19.7 million for the nine months ended September 30, 2019, reflecting a net loss of $24.8 million and net changes in operating assets and liabilities of $1.5 million, partially offset by non-cash charges of $6.6 million primarily for stock-based compensation expense. Net cash used in operating activities was $16.4 million for the nine months ended September 30, 2018, reflecting a net loss of $18.7 million, partially offset by non-cash charges of $2.0 million primarily for stock-based compensation expense and depreciation and net changes in operating assets and liabilities of $0.3 million

Investing Activities

Net cash used in investing activities was $0.4 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively, and resulted from the purchases of equipment and furniture.

Financing Activities

Net cash provided by financing activities totaling $62.5 million for the nine months ended September 30, 2019 was primarily due to $65.1 million of proceeds, net of underwriting discounts and commissions received from our IPO, offset by initial public offering costs of $2.8 million. Net cash provided by financing activities was $24.7 million for the nine months ended September 30, 2018, and was primarily due to proceeds from the issuance of Series CC convertible preferred stock.

Contractual Obligations and Commitments

There have been no significant changes in the contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 21, 2019, except for:

In September 2019, we amended one of our facility leases to add additional office and lab space that will run co-terminously with the original lease through February 2023. The amendment increased our total future lease commitment by $0.2 million.

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

Emerging Growth Company Status

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Between October 1, 2019 and October 31, 2019, two putative class action lawsuits (captioned Kent v. Avedro, Inc., et al., No. 1:19-cv-01845 (D. Del. filed Oct. 1, 2019) and Thompson v. Avedro, Inc. et al., No. 1:19-cv-02075 (D. Del. filed Oct. 31, 2019)) and two individual lawsuits (captioned Payne v. Avedro, Inc., et al, 1:19-cv-02019 (D. Del. filed Oct. 24, 2019) and Bushansky v. Avedro, Inc. et al, 1:19-cv-10015 (S.D.N.Y. filed Oct. 29, 2019)) were filed in federal court by alleged Avedro stockholders challenging Glaukos’ proposed acquisition of us, which we refer to as the Merger. The Payne and Bushansky complaints name us and our board of directors as defendants. The Kent and Thompson complaints additionally name two of our former directors, Glaukos Corporation, or Glaukos, and Atlantic Merger Sub, Inc., a wholly owned subsidiary of Glaukos, as defendants. The lawsuits assert violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder against us and the individual defendants, and assert violations of Section 20(a) of the Exchange Act against Glaukos and the individual defendants. The plaintiffs contend that the Registration Statement on Form S-4, filed with the SEC on September 17, 2019, and the Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 17, 2019, omitted or misrepresented material information regarding the Merger. The complaints seek injunctive relief, rescission, or rescissory damages, dissemination of a registration statement that discloses certain information requested by the plaintiff, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. Given the unpredictability inherent in litigation, we cannot predict the outcome of this matter. We are unable to estimate possible losses or ranges of losses that may result from this matter, and therefore we have not accrued any amounts in connection with this matter other than ongoing attorneys’ fees.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

The Merger with Glaukos is subject to a number of conditions, including, among other things, (i) adoption of the Merger Agreement by the holders of a majority of our outstanding common stock, (ii) the absence of any legal restraints, such as a temporary restraining order or preliminary or permanent injunction, prohibiting the Merger, and the absence of any applicable laws of a governmental authority prohibiting or rendering illegal the consummation of the Merger, (iii) the related proxy statement and Form S-4 registration statement which has been declared effective by the Securities and Exchange Commission, and remains in effect, (iv) the absence of any “material adverse effect” on us occurring after the date of the Merger Agreement that is continuing and (v) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and our continued compliance with covenants and obligations (to be performed at or prior to the closing of the Merger).  There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

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

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against public companies following declines in the market prices of their securities. This risk is especially relevant for medical device companies and pharmaceutical companies, which have experienced significant stock price volatility in recent years that has often been unrelated or disproportionate to the operating performance of particular companies. Recently, two putative class action lawsuits (captioned Kent v. Avedro, Inc., et al., No. 1:19-cv-01845 (D. Del. filed Oct. 1, 2019) and Thompson v. Avedro, Inc. et al., No. 1:19-cv-02075 (D. Del. filed Oct. 31, 2019)) and two individual lawsuits (captioned Payne v. Avedro, Inc., et al, 1:19-cv-02019 (D. Del. filed Oct. 24, 2019) and Bushansky v. Avedro, Inc. et al, 1:19-cv-10015 (S.D.N.Y. filed Oct. 29, 2019)) were filed in federal court against us, by alleged Avedro stockholders challenging the Merger. The Payne and Bushansky complaints name us and our board of directors as defendants. The Kent and Thompson complaints additionally name two of our former directors, Glaukos and Merger Sub as defendants. The lawsuits assert violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder against us and the individual defendants, and assert violations of Section 20(a) of the Exchange Act against Glaukos and the individual defendants. The plaintiffs contend that the Registration Statement on Form S-4, filed with the SEC on September 17, 2019, and the Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 17, 2019, omitted or misrepresented material information regarding the Merger. The complaints seek injunctive relief, rescission, or rescissory damages, dissemination of a registration statement that discloses certain information requested by the plaintiff, and an award of plaintiffs’ costs, including attorneys’ fees and expenses. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. However, whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We may be the target of similar litigation in the future. Any future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger by and among Glaukos Corporation, Atlantic Merger Sub, Inc. and Avedro, Inc., dated as of August 7, 2019.	425	001-38809	2.1	8/07/2019

3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-38809	3.1	2/19/2019

3.2	Amended and Restated Bylaws of the registrant.	8-K	001-38809	3.2	2/19/2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

AVEDRO, INC.

Date: November 6, 2019	By:	/s/ Reza Zadno
Reza Zadno
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Thomas E. Griffin
Thomas E. Griffin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)